Form 10-Q
period 1995-06-30
BERRY & BOYLE DEVELOPMENT PARTNERS III
filed 1995-08-10
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period Ended June 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________

                          Commission File No. 0-18531

                    Berry and Boyle Development Partners III
                     (A Massachusetts Limited Partnership)
             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-3017036
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                   57 River Street, Wellesley Hills, MA 02181
              (Address of principal executive offices) (Zip Code)

                                 (617) 237-0544
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                                           PART I. FINANCIAL INFORMATION

                                           Item 1. FINANCIAL STATEMENTS



                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                     (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                ---------------

                                     ASSETS

                                                                                               June 30,
                                                                                                 1995        December 31,
                                                                                             (Unaudited)         1994
Property, at cost (Notes 2, 3, 5, and 6):
  Land                                                                                          $2,976,100      $2,976,100
  Buildings and improvements                                                                     7,648,060       7,648,060
  Equipment, furnishings and fixtures                                                              801,066         792,123

                                                                                                11,425,226      11,416,283
  Less accumulated depreciation                                                                (1,574,200)     (1,399,386)

                                                                                                 9,851,026      10,016,897

Cash and cash equivalents (Notes 2 and 4)                                                          233,514         112,235
Short-term investments (Note 2)                                                                    905,560       1,016,689
Real estate tax escrow                                                                              19,693          27,433
Deferred expenses, net of accumulated
  amortization of $67,282 and $56,068 (Note 2)                                                      44,847          56,061

         Total assets                                                                          $11,054,640     $11,229,315

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable (Note 6)                                                                   7,045,385       7,093,963
Accounts payable and accrued expenses                                                               91,146          92,902
Due to affiliates (Note 8)                                                                          20,239          11,871
Tenant security deposits                                                                            27,010          34,260
Deferred rental income                                                                            -                    101

         Total liabilities                                                                       7,183,780       7,233,097

Minority Interest (Note 5)                                                                       1,584,049       1,625,623
Partners' equity (Note 7)                                                                        2,286,811       2,370,595

        Total liabilities and partners' equity                                                 $11,054,640     $11,229,315








                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                     (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                                 -------------


                                                                                Three Months Ended           Six Months
                                                                                                                Ended
                                                                             June 30,                         June 30,
                                                               1995             1994             1995            1994
                                                               ----             ----             ----            ----
Revenue:
  Rental income                                                 $357,348         $358,895         $772,408        $746,055
  Interest income                                                 18,073            9,947           33,997          19,308
  Other income                                                    12,962            9,134           36,070          23,788

        Total revenue                                            388,383          377,976          842,475         789,151

Expenses:
  General and administrative (Note 8)                             15,871           13,466           29,843          27,195
  Operations                                                     141,739          140,200          295,734         269,492
  Depreciation and amortization                                   93,013           93,274          186,026         186,548
  Interest                                                       161,004          163,146          322,562         326,799

        Total expenses                                           411,627          410,086          834,165         810,034

Net income (loss) before minority interest                      (23,244)         (32,110)            8,310        (20,883)
Minority interests' equity in
  subsidiary (income) loss (Note 5)                                6,990           10,603         (10,843)             845

Net income (loss)                                              ($16,254)        ($21,507)         ($2,533)       ($20,038)

Net income (loss) allocated to:
  General Partners                                                ($163)           ($215)            ($25)          ($200)

  Per unit of Investor Limited
    Partner interest:
       7,401 Units issued                                         (2.17)           (2.88)           (0.34)          (2.68)











                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                     (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                  (Unaudited)
                                 -------------

                                                                                               Investor         Total
                                                                              General          Limited        Partners'
                                                                              Partners         Partners         Equity


Balance at December 31, 1993                                                    ($10,110)       $2,537,694      $2,527,584

Cash distributions                                                               (10,554)        (121,376)       (131,930)

Net loss                                                                            (251)         (24,808)        (25,059)

Balance at December 31, 1994                                                     (20,915)        2,391,510       2,370,595

Cash distributions                                                                (6,500)         (74,751)        (81,251)

Net income                                                                           (25)          (2,508)         (2,533)

Balance at June 30,1995                                                         ($27,440)       $2,314,251      $2,286,811















                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                     (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------

                                                                                                             Six Months
                                                                                                                Ended
                                                                                                              June 30,
                                                                                                 1995            1994
Cash flows from operating activities:
  Interest received                                                                                $18,646         $12,366
  Cash received from rents                                                                         765,057         742,965
  Cash received from other income                                                                   36,070          23,788
  Administrative expenses                                                                         (30,044)        (28,026)
  Rental operations expenses                                                                     (280,996)       (270,423)
  Interest paid                                                                                  (322,747)       (326,968)

Net cash provided by operating activities                                                          185,986         153,702

Cash flows from investing activities:
  Purchase of fixed assets                                                                         (8,943)              -
  Purchase of short-term investments                                                               126,481          30,272

Net cash provided (used) by investing activities                                                   117,538          30,272

Cash flows from financing activities:
  Distributions to partners                                                                       (81,251)        (86,882)
  Payments on mortgage note payable                                                               (48,578)        (44,357)
  Distributions paid to DPI and DPII                                                              (52,416)        (79,560)
Net cash provided (used) by financing activities                                                 (182,245)       (210,799)

Net increase (decrease) in cash and cash equivalents                                               121,279        (26,825)

Cash and cash equivalents at beginning of period                                                   112,235         205,916

Cash and cash equivalents at end of period                                                        $233,514        $179,091





                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                     (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:


                                                                                                             Six Months
                                                                                                                Ended
                                                                                                              June 30,
                                                                                                 1995            1994
Net income (loss)                                                                                 ($2,533)       ($20,038)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                                      186,026         186,548
Minority interests' equity in subsidiary loss                                                       10,843           (845)
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    Decrease (increase) in accounts
      and interest receivable                                                                     (15,351)         (6,942)
    Decrease (increase) in real estate tax escrow                                                    7,740           2,640
    Increase (decrease) in accounts
      payable and accrued expenses                                                                 (1,756)        (12,257)
    Increase (decrease) in due to affiliates                                                         8,368           7,686
    Increase (decrease) in deferred rental income                                                    (101)        -
    Increase (decrease) in tenant security deposits                                                (7,250)         (3,090)

Net cash provided by operating activities                                                         $185,986        $153,702






                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                     (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 --------------





1.  Organization of Partnership

Berry and Boyle Development Partners III (A Massachusetts Limited Partnership) (the "Partnership") was formed on July 11, 1988. Berry and Boyle Management, a California Limited Partnership ("Management"), Richard G. Berry and Stephen B. Boyle are the General Partners. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

On January 13, 1989 the Securities and Exchange Commission declared the Partnership's public offering (the "Prospectus") of up to 80,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on December 28, 1989 at which time the holders of 3,048 Units were admitted into the Partnership. The Partnership continued to admit subscribers monthly thereafter until December 27, 1991, its last closing date. The Partnership terminated the offering on January 13, 1992 having admitted 289 investors acquiring 7,401 Units totaling $3,700,500.

The accompanying consolidated financial statements present the activity of the Partnership for the six months ended June 30, 1995 and 1994

The Partnership will continue until December 31, 2018, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, by the dissolution and liquidation of the joint ventures or as otherwise provided in the Partnership Agreement.

2.  Significant Accounting Policies

         A. Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiary Casabella Associates. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting.

         B. Cash and Cash Equivalents

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         C. Depreciation

         Depreciation is provided for by the use of the straight-line method over the estimated useful lives as follows:

                Buildings and improvements                         40 years
                Equipment, furnishings and fixtures                 5 years

         D.  Deferred Expenses

         Costs of obtaining the mortgage on Casabella are being amortized over the term of the related mortgage note payable using the straight-line method. Any unamortized costs remaining at the date of refinancing are expensed in the year of refinancing.

         E.  Organization Costs

         Costs in connection with the organization of the Partnership are being amortized over a 5-year period using the straight-line method.

         F.  Offering Costs

         Costs in connection with the offering of Units were charged to Limited Partners' equity upon the sale of the related Units.

         G.  Income Taxes

         The Partnership is not liable for Federal or state income taxes because Partnership income or loss is allocated to the Partners for income tax purposes. If the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income (loss), such change will be reported to the Partners.

         H. Rental Income

         Leases require the payment of rent in advance, however, rental income is recorded as earned.



3.  Property:

Property, at cost, consisted of the following at June 30, 1995:

                                                Initial Cost                                    Costs Capitalized
                                                to Partnership                              Subsequent to Acquisition

                                                  Buildings     Equipment,                  Buildings      Equipment,
           Property                                  and        Furnishings                    and         Furnishings
         Description                Land         Improvements  & Fixtures       Land       Improvements    & Fixtures

Casabella, Phase I,
  a 61-unit residential
  rental complex located
  in Scottsdale, Arizona           $1,308,130      $3,512,100     $374,047        -               $3,525         $7,242

Casabella, Phase II,
  a 93-unit residential
  rental complex located
 in Scottsdale, Arizona             1,667,970       4,127,060      408,737        -                5,375         11,040

                                   $2,976,100      $7,639,160     $782,784        -               $8,900        $18,282

Depreciation expense for the six months ended June 30, 1995 and 1994 and  accumulated depreciation at June 30, 1995 and December 31, 1994 consisted of the following:

                                                                                                          Accumulated
                                                                                                          Depreciation
                                                                            Depreciation     June 30,     December 31,
                                                                              Expense
                                                                  1994          1993           1995           1994
Buildings and improvements                                        $95,601       $95,601        $863,781       $768,180
Equipment, furnishings and fixtures                                79,212        78,334         710,418        631,206

                                                                 $174,813      $173,935      $1,574,199     $1,399,386

Casabella  is encumbered by a nonrecourse mortgage note payable (see Note 6).
Casabella Phase I and II were combined in April 1991 and are now being operated as one 154-unit property known as
Casabella.



3.  Property (Continued):

Property, at cost, consisted of the following at June 30, 1995:

                                                               Gross Amount at Which Carried
                                                                     at Close of Period

                                                  Buildings      Equipment,
           Property                                  and        Furnishings
         Description                Land         Improvements    & Fixtures        Total

Casabella, Phase I,
  a 61-unit residential
  rental complex located
  in Scottsdale, Arizona           $1,308,130       $3,515,625      $381,289       $5,205,044

Casabella, Phase II,
  a 93-unit residential
  rental complex located
 in Scottsdale, Arizona             1,667,970        4,132,435       419,777        6,220,182

                                   $2,976,100       $7,648,060      $801,066      $11,425,226



4.  Cash and cash equivalents

Cash and cash equivalents at June 30, 1995 and December 31, 1994 consisted of the following:

                                                     June 30,       December 31,
                                                        1995             1994
Cash on hand .............................           $  8,917           $  4,569
Money market accounts ....................            224,597            107,666
                                                     --------           --------

                                                     $233,514           $112,235
                                                     ========           ========

5.  Joint Venture and Partnership Acquisitions

On September 28, 1990, the Partnership acquired a majority interest in Casabella Associates, a general partnership comprised of the Partnership, Berry and Boyle Development Partners (A Massachusetts Limited Partnership) ("DPI") and Berry and Boyle Development Partners II (A Massachusetts Limited Partnership) ("DPII"). Casabella Associates was formed to acquire a majority interest in the Casabella Joint Venture which owns Casabella, a 154-unit residential property located in Scottsdale, Arizona. Since the Partnership owns a majority interest in Casabella Associates, the accounts and operations of Casabella Associates (including the accounts and operations relating to Casabella Associates' majority interest in the Casabella Joint Venture) have been consolidated into those of the Partnership.

At June 30, 1995, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively to Casabella Associates. $3,845,154 of this amount was used to purchase the majority interest in the Casabella Joint Venture referred to in the preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender (see Note 6). In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $215,564 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

Cash distributions and allocations of income and loss from Casabella Associates are governed by the partnership agreement and are generally based on the ratio of capital contributed by each of the joint venture partners.

Net cash from operations of the Casabella Joint Venture, to the extent available, shall be distributed not less often than quarterly with respect to each fiscal year, as follows:

          (A) First, to Associates, an amount equal to a 10.6% per annum (computed on a simple noncompounded daily basis from the date of the closing) of their capital investment;

          (B) Second, the balance 70% to Associates and 30% to the property developer.

All losses from operation and depreciation for the Casabella Joint Venture are allocated 99.5% to Associates and 0.5% to the property developer.

All profits from operations of the Casabella Joint Venture are allocated in accordance with distributions of net cash from operations with respect to such fiscal year; provided, however, that if with respect to any fiscal year there is no net cash from operations distributable, profits will be allocated 99.5% to Associates and 0.5% to the property developer.

In the case of certain capital transactions and distributions as defined in the Casabella joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balance in the individual partners' capital accounts.

6.  Mortgage Note Payable

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage note payable pertaining to Casabella in the original principal amount of $7,320,000. On June 30, 1992, Casabella Joint Venture refinanced its original $7,320,000 permanent loan using the proceeds of a new first mortgage loan in the amount of $7,300,000. Under the terms of the new note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997.

Accrued interest at June 30, 1995 and December 31, 1994 consisted of $26,787 and $26,972, respectively, all pertaining to Casabella.

The aggregate principal amounts of long term borrowings due during the calendar years 1995 through 1997, respectively, are as follows, $99,414, $108,875 and $6,885,674.

7.  Partners' Equity

Under the terms of the Partnership Agreement, as amended, profits are allocated 92% to the Limited Partners and 8% to the General Partners; losses are allocated 99% to the Limited Partners and 1% to the General Partners.

Cash distributions to the partners are governed by the Partnership Agreement and are made, to the extent available, 92% to the Limited Partners and 8% to the General Partners.

In the case of certain events as defined in the Partnership Agreement, such as the sale of an investment property or an interest in a joint venture partnership, the allocation of the related profits, losses, and distributions, if any, would be different than described above .

8.  Related Party Transactions

Due to affiliates at June 30, 1995 and December 31, 1994 consisted of $20,239 and $11,871 of reimbursable costs payable to Berry and Boyle Inc.

For the six months ended June 30, 1995 and 1994, general and administrative expenses included $11,274 and $11,285, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in Berry and Boyle. During the six months ended June 30, 1995 and 1994, $41,642 and $35,716, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

                                                        -13-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

The Partnership admitted 289 investors who purchased a total of 7,401 Units aggregating $3,700,500. These offering proceeds, net of organizational and offering costs of $555,075, provided $3,145,425 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended (1) $2,780,930 to acquire its interest in Casabella Associates and to pay acquisition expenses, including an acquisition fee to the General Partners and
(2) $52,768 to cover costs associated with discontinued acquisitions . The remaining net proceeds of $311,727 have been used to establish working capital reserves sufficient to meet the needs of the Partnership, including contributions that may be required at the joint venture level, as determined by the General Partners.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. Thus far in 1995, the aggregate net increase in working capital reserves was $10,150. This increase resulted primarily from cash provided by operations of $185,986, offset by distributions to partners of $81,251, distributions paid to DPI and DPII of $52,416 and $48,578 of principal payments on mortgage notes payable.

Property Status

Casabella

As  of  June  30,  1995,  the  property  was  73%  occupied,   compared  to  77%
approximately one year ago. At June 30, 1995 and 1994, the average monthly rents collected for the various unit types were as follows:

       Unit Type .............................             1995             1994
- ----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  805           $  775
Two bedroom two bath .........................              930              895
Two bedroom two bath w/den ...................            1,136            1,068

Results of Operations

The Partnership's operating results for the three months ended June 30, 1995 consisted of interest earned on short-term investments of $5,148, general and administrative expenses of $13,321, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                              $370,683

           Expenses:
             General and administrative                            1,800
             Operations                                          141,739
             Depreciation and amortization                        93,013
             Interest                                            161,004
                                                                 397,556
           Net income (loss)                                   ($26,873)

The Partnership's operating results for the three months ended June 30, 1994 consisted of interest earned on short-term investments of $9,642, general and administrative expenses of $11,789, amortization expense of $700, and the income
(loss) allocated from Casabella consisting of the following:

           Revenue                                              $368,334

           Expenses:
             General and administrative                            1,677
             Operations                                          140,200
             Depreciation and amortization                        92,574
             Interest                                            163,146
                                                                 397,597
           Net income (loss)                                   ($29,263)

The Partnership's operating results for the six months ended June 30, 1995 consisted of interest earned on short-term investments of $9,878, general and administrative expenses of $24,743, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                              $809,262

           Expenses:
             General and administrative                            3,600
             Operations                                          295,734
             Depreciation and amortization                       186,026
             Interest                                            322,562
                                                                 807,922
           Net income (loss)                                      $1,340

The Partnership's operating results for the six months ended June 30, 1994 consisted of interest earned on short-term investments of $18,641, general and administrative expenses of $23,841, amortization expense of $1,400, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                              $770,510

           Expenses:
             General and administrative                            3,354
             Operations                                          269,492
             Depreciation and amortization                       185,148
             Interest                                            326,799
                                                                 784,793
           Net income (loss)                                   ($14,283)

Comparison of Operating Results for the Six Months Ended June 30, 1995 and 1994:

There were no variances between the current year and prior year in excess of 10%.


Thus far in 1995, the Partnership has made the following cash distributions to its Partners:

                                              Feb 15       May 15        Total
Limited Partners ...............         $41,446         $33,305         $74,751
General Partners ...............           3,604           2,896           6,500

                                         $45,050         $36,201         $81,251

                                            PART II - OTHER INFORMATION

                                                 -----------------


ITEM 1.  Legal Proceedings
          Response:  None

ITEM 2.  Changes in Securities
          Response:  None

ITEM 3.  Defaults Upon Senior Securities
          Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
          Response:  None

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K
          Response:  None



                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BERRY AND BOYLE DEVELOPMENT PARTNERS III
                                      (A Massachusetts Limited Partnership)
                                  (Registrant)


                           BY:   BERRY AND BOYLE MANAGEMENT
                                 A General Partner


                                 BY:   BERRY AND BOYLE INC.
                                       A General Partner



                                       BY:
                                            James E. Glynn, Treasurer




Date:August 9, 1995