Form 10-Q
period 1995-09-30
BERRY & BOYLE DEVELOPMENT PARTNERS III
filed 1995-11-21
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period Ended September 30, 1995

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

                                     ASSETS

                                                                                             September 30,
                                                                                                 1995        December 31,
                                                                                             (Unaudited)         1994
Property, at cost (Notes 2, 3, 5, and 6):
  Land                                                                                          $2,976,100      $2,976,100
  Buildings and improvements                                                                     7,648,060       7,648,060
  Equipment, furnishings and fixtures                                                              801,066         792,123

                                                                                                11,425,226      11,416,283
  Less accumulated depreciation                                                                (1,661,606)     (1,399,386)

                                                                                                 9,763,620      10,016,897

Cash and cash equivalents (Notes 2 and 4)                                                          492,196         112,235
Short-term investments (Note 2)                                                                    591,014       1,016,689
Real estate tax escrow                                                                              39,381          27,433
Deferred expenses, net of accumulated
  amortization of $72888 and $56,068 (Note 2)+A59                                                   39,241          56,061

         Total assets                                                                          $10,925,452     $11,229,315

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable (Note 6)                                                                   7,020,256       7,093,963
Accounts payable and accrued expenses                                                              119,774          92,902
Due to affiliates (Note 8)                                                                           2,143          11,871
Tenant security deposits                                                                            33,085          34,260
Deferred rental income                                                                            -                    101

         Total liabilities                                                                       7,175,258       7,233,097

Minority Interest (Note 5)                                                                       1,536,649       1,625,623
Partners' equity (Note 7)                                                                        2,213,545       2,370,595

        Total liabilities and partners' equity                                                 $10,925,452     $11,229,315








                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                     (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                                 -------------


                                                                                Three Months Ended           Nine Months
                                                                                                                Ended
                                                                          September 30,                     September 30,
                                                               1995             1994             1995            1994
Revenue:
  Rental income                                                 $333,734         $343,496       $1,106,142      $1,089,551
  Interest income                                                 14,358            9,694           48,355          29,002
  Other income                                                    11,033           19,158           47,103          42,946

        Total revenue                                            359,125          372,348        1,201,600       1,161,499

Expenses:
  General and administrative (Note 8)                             17,123           11,881           46,966          39,076
  Operations                                                     148,682          131,890          444,416         401,382
  Depreciation and amortization                                   93,012           93,273          279,038         279,821
  Interest                                                       160,437          162,629          482,999         489,428

        Total expenses                                           419,254          399,673        1,253,419       1,209,707

Net income (loss) before minority interest                      (60,129)         (27,325)         (51,819)        (48,208)
Minority interests' equity in
  subsidiary (income) loss (Note 5)                               23,064            9,250           12,221          10,095

Net income (loss)                                              ($37,065)        ($18,075)        ($39,598)       ($38,113)

Net income (loss) allocated to:
  General Partners                                                ($371)           ($181)           ($396)          ($381)

  Per unit of Investor Limited
    Partner interest:
       7,401 Units issued                                         (4.96)           (2.42)           (5.30)          (5.10)











                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                     (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                  (Unaudited)
                                 -------------

                                                                                               Investor         Total
                                                                              General          Limited        Partners'
                                                                              Partners         Partners         Equity


Balance at December 31, 1993                                                    ($10,110)       $2,537,694      $2,527,584

Cash distributions                                                               (10,554)        (121,376)       (131,930)

Net income (loss)                                                                   (251)         (24,808)        (25,059)

Balance at December 31, 1994                                                     (20,915)        2,391,510       2,370,595

Cash distributions                                                                (9,396)        (108,056)       (117,452)

Net income (loss)                                                                   (396)         (39,202)        (39,598)

Balance at September 30,1995                                                    ($30,707)       $2,244,252      $2,213,545















                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                     (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------

                                                                                                             Nine Months
                                                                                                                Ended
                                                                                                            September 30,
                                                                                                 1995            1994
Cash flows from operating activities:
  Interest received                                                                                $37,565         $24,720
  Cash received from rents                                                                       1,104,866       1,090,786
  Cash received from other income                                                                   47,103          42,946
  Administrative expenses                                                                         (59,713)        (35,511)
  Rental operations expenses                                                                     (426,193)       (404,249)
  Interest paid                                                                                  (483,279)       (489,684)

Net cash provided by operating activities                                                          220,349         229,008

Cash flows from investing activities:
  Purchase of fixed assets                                                                         (8,943)        -
  Purchase of short-term investments                                                               436,466          59,017

Net cash provided (used) by investing activities                                                   427,523          59,017

Cash flows from financing activities:
  Distributions to partners                                                                      (117,452)       (109,407)
  Payments on mortgage note payable                                                               (73,707)        (67,303)
  Distributions paid to DPI and DPII                                                              (76,752)       (102,960)
Net cash provided (used) by financing activities                                                 (267,911)       (279,670)

Net increase (decrease) in cash and cash equivalents                                               379,961           8,355

Cash and cash equivalents at beginning of period                                                   112,235         205,916

Cash and cash equivalents at end of period                                                        $492,196        $214,271





                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                     (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:


                                                                                                             Nine Months
                                                                                                                Ended
                                                                                                            September 30,
                                                                                                 1995            1994
Net income (loss)                                                                                ($39,598)       ($38,113)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                                      279,038         279,821
Minority interests' equity in subsidiary loss                                                     (12,221)        (10,095)
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    Decrease (increase) in accounts
      and interest receivable                                                                     (10,790)         (5,433)
    Decrease (increase) in real estate tax escrow                                                 (11,948)        (23,347)
    Increase (decrease) in accounts
      payable and accrued expenses                                                                  26,872          15,489
    Increase (decrease) in due to affiliates                                                       (9,728)           9,451
    Increase (decrease) in deferred rental income                                                    (101)        -
    Increase (decrease) in tenant security deposits                                                (1,175)           1,235

Net cash provided by operating activities                                                         $220,349        $229,008



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

The accompanying consolidated financial statements present the activity of the Partnership for the nine months ended September 30, 1995 and 1994.

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

3.  Property:

Property, at cost, consisted of the following at September 30, 1995:

                                             Initial Cost                                   Costs Capitalized
                                                  to Partnership                        Subsequent to Acquisition

                                               Buildings    Equipment,                  Buildings      Equipment,
           Property                               and      Furnishings                     and         Furnishings
         Description               Land         Improv.    & Fixtures       Land         Improv.       & Fixtures

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

Depreciation expense for the six months ended September 30, 1995 and 1994 and  accumulated depreciation at September 30, 1995 and December 31, 1994 consisted of the following:

                                                                                                      Accumulated
                                                                                                      Depreciation
                                                                        Depreciation    Sept. 30,     December 31,
                                                                          Expense
                                                              1994          1993           1995           1994
Buildings and improvements                                   $143,402      $143,402        $911,582       $768,180
Equipment, furnishings and fixtures                           118,818       117,501         750,024        631,206

                                                             $262,220      $260,903      $1,661,606     $1,399,386

Casabella  is encumbered by a nonrecourse mortgage note payable (see Note 6).
Casabella Phase I and II were combined in April 1991 and are now being operated as one 154-unit property known as
Casabella.



3.  Property (continued):

Property, at cost, consisted of the following at September 30, 1995:

                                             Gross Amount At Which Carried
                                                  At Close of Period

                                               Buildings     Equipment,
           Property                               and       Furnishings
         Description               Land         Improv.      & Fixtures       Total

Casabella, Phase I,
  a 61-unit residential
  rental complex located
  in Scottsdale, Arizona          $1,308,130     $3,515,625     $381,289      $5,205,044

Casabella, Phase II,
  a 93-unit residential
  rental complex located
 in Scottsdale, Arizona            1,667,970      4,132,435      419,777       6,220,182

                                  $2,976,100     $7,648,060     $801,066     $11,425,226


4.  Cash and cash equivalents

Cash and cash equivalents at September 30, 1995 and December 31, 1994 consisted of the following:

                                                      Sept. 30,         Dec. 31,
                                                       1995                1994
Cash on hand .............................           $  8,822           $  4,569
Money market accounts ....................            483,374            107,666

                                                     $492,196           $112,235

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

At September 30, 1995, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively to Casabella Associates. $3,845,154 of this amount was used to purchase the majority interest in the Casabella Joint Venture referred to in the preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender (see Note 6). In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $215,564 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

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

Accrued interest at September 30, 1995 and December 31, 1994 consisted of $26,692 and $26,972, respectively, all pertaining to Casabella.

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

8.  Related Party Transactions

Due to affiliates at September 30, 1995 and December 31, 1994 consisted of $2,143 and $11,871 of reimbursable costs payable to Berry and Boyle Inc.

For the nine months ended September 30, 1995 and 1994, general and administrative expenses included $16,430 and $16,429, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in Berry and Boyle. During the nine months ended September 30, 1995 and 1994, $58,538 and $53,272, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

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

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. Thus far in 1995, the aggregate net decrease in working capital reserves was $45,714. This increase resulted primarily from cash provided by operations of $220,349, offset by distributions to partners of $117,452, distributions paid to DPI and DPII of $76,752 and $73,707 of principal payments on mortgage notes payable.

Property Status

Casabella

As of September 30, 1995, the property was 90% occupied, compared to 88% approximately one year ago. At September 30, 1995 and 1994, the average monthly rents collected for the various unit types were as follows:

       Unit Type                                              1995         1994
One bedroom two bath w/den ...................           $  805           $  775
Two bedroom two bath .........................              930              895
Two bedroom two bath w/den ...................            1,136            1,068

Results of Operations

The Partnership's operating results for the three months ended September 30, 1995 consisted of interest earned on short-term investments of $14,079, general and administrative expenses of $15,323, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                              $345,046

           Expenses:
             General and administrative                            1,800
             Operations                                          148,682
             Depreciation and amortization                        93,012
             Interest                                            160,437
                                                                 403,931
            Net income (loss)                                   ($58,885)

The Partnership's operating results for the three months ended September 30, 1994 consisted of interest earned on short-term investments of $9,474, general and administrative expenses of $10,204, amortization expense of $700, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                              $362,874

           Expenses:
             General and administrative                            1,677
             Operations                                          131,890
             Depreciation and amortization                        92,573
             Interest                                            162,629
                                                                 388,769
            Net income (loss)                                   ($25,895)

The Partnership's operating results for the nine months ended September 30, 1995 consisted of interest earned on short-term investments of $47,292, general and administrative expenses of $41,566, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                            $1,154,308

           Expenses:
             General and administrative                            5,400
             Operations                                          444,416
             Depreciation and amortization                       279,038
             Interest                                            482,999
                                                               1,211,853
            Net income (loss)                                   ($57,545)

The Partnership's operating results for the nine months ended September 30, 1994 consisted of interest earned on short-term investments of $28,115, general and administrative expenses of $34,045, amortization expense of $2,100, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                            $1,133,384

           Expenses:
             General and administrative                            5,031
             Operations                                          401,382
             Depreciation and amortization                       277,721
             Interest                                            489,428
                                                               1,173,562
            Net income (loss)                                   ($40,178)

Comparison of Operating Results for the Nine Months Ended September 30, 1995 and 1994:

Interest income increased 67% over the prior period as a result of higher interest rates on the Partnership's short term investments. General and administrative expenses increased 20% due to increased legal expense and printing and mailing expense. Operating expenses increased 11% as a result of increases in repairs and maintenance, salaries and wages, and advertising and promotion.

Thus far in 1995, the Partnership has made the following cash distributions to its Partners:

                                   Feb 15      May 15       Aug. 15       Total
Limited Partners ...........      $41,446      $33,305      $33,305      $74,751
General Partners ...........        3,604        2,896        2,896        6,500

                                  $45,050      $36,201      $36,201      $81,251

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




Date:November 15, 1995