Form 10-K
period 1995-12-31
BERRY & BOYLE DEVELOPMENT PARTNERS III
filed 1996-04-01
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________________ to ________________

                           Commission File No. 0-18531

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

                  5110 Langdale Way, Colorado Springs, CO 80906

               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting securities held by non-affiliates: Not applicable, since securities are not actively traded on any exchange.

Documents incorporated by reference: Portions of the Prospectus of Registrant dated January 13, 1989 are incorporated by reference into Part III

The Exhibit Index is located on page ____

                                                      PART I

ITEM 1.           BUSINESS

This form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Development Partners III (A Massachusetts Limited Partnership) (the "Partnership"), formerly Berry and Boyle Development Partners III, was formed on July 11, 1988. The General Partners are Stephen B. Boyle and GP L'Auberge Communities, L.P., a California Limited Partnership, formerly Berry and Boyle Management.

On January 13, 1989, the Partnership commenced an offering of $30,000,000 of Units of Limited Partnership Interests at $500 each. The initial closing took place on December 28, 1989, upon the filing of an amended and restated partnership agreement (the "Partnership Agreement"), at which time investors acquiring 3,048 Units totaling $1,524,000 were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until December 27, 1991, its last closing date. The Partnership terminated the offering on January 13, 1992 having admitted 289 investors acquiring 7,401 Units totaling $3,700,500. Of this amount $3,145,425 was available for investment, including related fees and expenses, and working capital reserves, after deducting organization and offering costs. To the extent such available funds have not been expended for the purchase of properties (see Item 2 below) and related fees and expenses, the Partnership has invested such funds in money market funds or other highly liquid short-term investments.

The primary business of the Partnership is to invest in, operate, and ultimately dispose of a 154-unit residential property known as Casabella through its joint venture interest. The Partnership's acquisition is described below in Item 2. Properties as well as in Note 3 of the Notes to Consolidated Financial Statements included in this report and incorporated herein by reference thereto.

Within the next two years, the Partnership expects to sell Casabella taking into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners. Proceeds from the sale, financing or refinancing of Casabella will not be reinvested by the Partnership or its joint venture, but will be distributed to the partners, so that the Partnership will, in effect, be self-liquidating.

The success of the Partnership will depend upon factors which are difficult to predict and many of which are beyond the control of the Partnership. Such factors include, among other things, general economic and real estate market conditions, both on a national basis and in the area where the Partnership's investment is located, competitive factors, the availability and cost of borrowed funds, real estate tax rates, federal and state income tax laws, operating expenses (including maintenance and insurance), energy costs, government regulations, and potential liability under and changes in environmental and other laws, as well as the successful management of the property.

On-site management of Casabella, is currently provided by the developer/joint venture partner. The terms of such property management services between the Partnership and the property manager are embodied in a written management agreement. The property manager receives management fees which are competitive with those obtainable in arm's-length negotiations with independent parties providing comparable services in the locality in which the property is located. Such fees will not exceed 5% of the gross revenues from the property. It is the responsibility of the General Partners to select or approve the property manager and to supervise its performance. The property manager is responsible for on-site operations and maintenance, generation and collection of rental income, and payment of operating expenses.

The difference between rental income and expenses related to operations, including items such as local taxes and assessments, utilities, insurance premiums, maintenance, repairs and improvements (and reserves therefor), bookkeeping and payroll expenses, legal and accounting fees, property management fees and other expenses incurred, will constitute the property's operating cash flow. The Partnership's internal administrative expenses will be paid out of the Partnership's share of such cash flow from the property and joint venture and from interest income which the Partnership earns on its short-term investments.

The Partnership's investment in real estate is also subject to certain additional risks including, but not limited to, (i) competition from existing and future projects held by other owners in the area of the Partnership's property, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

The Partnership's investment is also subject to competition from similar types of properties in the locality in which the Partnership's real property investment is located, and the Partnership will compete with other real property owners and developers in the rental, lease and sale of such property. Furthermore, the General Partners of the Partnership are affiliated with other partnerships owning similar properties in the vicinity in which the Partnership's property is located. In addition, other limited partnerships may be formed by affiliates of the General Partners which could compete with the Partnership.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

The Partnership has no employees. Accounting and other administrative functions are performed by employees of an affiliate of the General Partners.

ITEM 2.           PROPERTIES

On September 28, 1990, the Partnership purchased an approximate 53% interest in Casabella Associates ("Associates"), a general partnership consisting of the Partnership and two other affiliated partnerships. Under the terms of the purchase, the Partnership contributed $2,500,000 to Associates. Associates was formed to acquire a majority interest in the Casabella Joint Venture which owns and operates a 154-unit multifamily rental property located in Scottsdale, Arizona, known as Casabella. With regard to the proposed termination of the Casabella Joint Venture see Note 10 of Notes to Consolidated Financial Statements.

Associates has been designated as the managing joint venture partner of the Casabella Joint Venture and will control all decisions regarding the operation and sale of the property. In addition to its $2,500,000 contribution to Associates, the Partnership incurred $280,930 of acquisition expenses as of December 31, 1995.

As of February 29, 1996, the property was 98% occupied, compared to 97% approximately one year ago. At December 31, 1995 and 1994, the market rents for the various unit types were as follows:

       Unit Type .............................             1995             1994
- ----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  820           $  790
Two bedroom two bath .........................              943              915
Two bedroom two bath w/den ...................            1,170            1,118

ITEM 3.           LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership or the joint venture in which it owns an interest is a party, or of which the property is the subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                                      PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of holders of Units as of December 31, 1995 was 317.

Distributions will be made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1995 and 1994 were paid as follows:

Quarter Ended .......................          Payment Date               Amount
- -------------------------------------          -----------------          ------
March 31, 1994 ......................          May 15, 1994               20,723
June 30, 1994 .......................          August 15, 1994            20,723
September 30, 1994 ..................          November 15, 1994          20,723
December 31, 1994 ...................          February 15, 1995          41,446
March 31, 1995 ......................          May 15, 1995               33,305
June 30, 1995 .......................          August 15, 1995            33,305
September 30, 1995 ..................          November 15, 1995          33,305
December 31, 1995 ...................          February 15, 1996          33,305

ITEM 6.           SELECTED FINANCIAL DATA

                                                                              Year Ended
                                               -------------------------------------------------------------------------
                                                    12/31/95       12/31/94       12/31/93      12/31/92       12/31/91
Rental income                                     $1,579,782     $1,544,449     $1,462,062    $1,370,005       $874,442
Net loss                                           ($27,479)      ($25,059)      ($52,046)    ($142,453)     ($247,124)

Net loss allocated to Partners:
   Limited Partners - Per Unit
      Aggregate 7,401 Units                          ($3.68)        ($3.35)        ($6.96)      ($19.06)       ($33.98)
   General Partners                                   ($275)         ($251)         ($520)      ($1,425)       ($2,471)

Net cash provided by operations                     $369,025       $363,664       $296,448      $172,310        $47,166

Cash distributions to Partners:
   Limited Partners:
      Weighted average per Unit                       $19.10         $16.40          $7.00         $3.25       -
   General Partners                                  $12,115        $10,554         $4,505        $2,092       -

Total assets                                     $10,882,925    $11,229,315    $11,632,967   $11,961,537    $12,359,020
Long term obligations                             $6,994,549     $7,093,963     $7,184,739    $7,267,626     $7,314,970

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity; Capital Resources

The Partnership admitted 289 investors who purchased a total of 7,401 Units aggregating $3,700,500. These offering proceeds, net of organizational and offering costs of $555,075, provided $3,145,425 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended (1)
$2,780,930 to acquire its interest in Casabella Associates and to pay acquisition expenses, including an acquisition fee to the General Partners and
(2) $52,768 to cover costs associated with discontinued acquisitions. The remaining net proceeds of $311,727 were used to establish working capital reserves sufficient to meet the needs of the Partnership, including contributions that may be required at the joint venture level, as determined by the General Partners.

In addition to the proceeds generated from the public offering, the Partnership has utilized external sources of financing at the joint venture level to purchase Casabella. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. In 1995, the aggregate net decrease in working capital reserves was $15,179. This decrease resulted primarily from cash provided by operations of $369,025, offset by fixed asset purchases of $47,771, distributions to the minority partners with respect to their interest in Associates of $86,112, distributions to partners of $153,474 and $99,414 of principal payments on mortgage notes payable.

In 1994, the aggregate net decrease in working capital reserves was $30,782. This decrease resulted primarily from cash provided by operations of $363,664, offset by distributions to the minority partners with respect to their interest in Associates of $173,160, distributions to partners of $131,930 and $90,776 of principal payments on mortgage notes payable.

In 1993, the aggregate net increase in working capital reserves was $46,707. This increase resulted primarily from cash provided by operations of $296,448, offset by distributions to the minority partners with respect to their interest in Associates of $109,980, distributions to partners of $56,313 and $82,887 of principal payments on mortgage notes payable.

The Partnership's future ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of Casabella. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing or sale of Casabella and the collection of any mortgage receivables which may result from such sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1996 are adequate to meet the Partnership's cash needs in the coming year. With regard to certain  balloon  payments  on  existing  first  mortgage  debt on the
Partnership's   property,   see  Note  6  of  Notes  to  Consolidated  Financial
Statements.


Results of Operations

The Partnership's operating results for the year ended December 31, 1995 consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella Joint Venture. A summary of these operating results below:

                                        Casabella   Casabella   Investment  Consolidated
                                         Joint      Associates  Partnership    Totals
                                         Venture
Rental income                           $1,579,782                            $1,579,782

Rental operating expenses                  561,516                               561,516
                                       --------------------------------------------------

Net rental operating income
(exclusive of
  items shown separately below           1,018,266                             1,018,266

Interest expense                           642,857                               642,857
Depreciation and amortization              375,234                               375,234

Other (income) and expenses:
  Interest income                          (1,402)    ($43,131)   ($17,883)     (62,416)
  General and administrative                 7,200        3,000      62,895       73,095
                                       --------------------------------------------------
                                             5,798     (40,131)      45,012       10,679
                                       --------------------------------------------------

Net income (loss) before minority          (5,623)       40,131    (45,012)     (10,504)
interest
Minority interests' equity in
  subsidiary income                                    (16,975)                 (16,975)
                                       --------------------------------------------------
Net income (loss)                         ($5,623)      $23,156   ($45,012)    ($27,479)
                                       ==================================================

The Partnership's operating results for the year ended December 31, 1994 consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella Joint Venture. A summary of these operating results appears below:

                                        Casabella   Casabella   Investment  Consolidated
                                         Joint      Associates  Partnership    Totals
                                         Venture
Rental income                           $1,544,449                            $1,544,449

Rental operating expenses                  521,969                               521,969
                                       --------------------------------------------------

Net rental operating income
(exclusive of
  items shown separately below           1,022,480                             1,022,480

Interest expense                           651,528                               651,528
Depreciation and amortization              371,172                   $2,567      373,739

Other (income) and expenses:
  Interest income                          (1,176)    ($29,480)    (12,207)     (42,863)
  General and administrative                 7,494        2,558      44,675       54,727
                                       --------------------------------------------------
                                             6,318     (26,922)      32,468       11,864
                                       --------------------------------------------------

Net income (loss) before minority          (6,538)       26,922    (35,035)     (14,651)
interest
Minority interests' equity in
  subsidiary income                                    (10,408)                 (10,408)
                                       --------------------------------------------------
Net income (loss)                         ($6,538)      $16,514   ($35,035)    ($25,059)
                                       ==================================================

The Partnership's operating results for the year December 31, 1993 consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella Joint Venture. A summary of these operating results appears below:

                                        Casabella   Casabella   Investment  Consolidated
                                         Joint      Associates  Partnership    Totals
                                         Venture
Rental income                           $1,462,062                            $1,462,062

Rental operating expenses                  485,226                               485,226
                                       --------------------------------------------------

Net rental operating income
(exclusive of
  items shown separately below             976,836                               976,836

Interest expense                           659,443                               659,443
Depreciation and amortization              370,229                   $2,800      373,029

Other (income) and expenses:
  Interest income                          (1,319)    ($30,858)    (10,930)     (43,107)
  General and administrative                 9,894        2,463      41,745       54,102
                                       --------------------------------------------------
                                             8,575     (28,395)      30,815       10,995
                                       --------------------------------------------------

Net income (loss) before minority         (61,411)       28,395    (33,615)     (66,631)
interest
Minority interests' equity in
  subsidiary income                                      14,585                   14,585
                                       --------------------------------------------------
Net income (loss)                        ($61,411)      $42,980   ($33,615)    ($52,046)
                                       ==================================================


Comparison of 1995 and 1994 Operating Results

Rental income increased $35,333, or 2% from the prior year, due primarily to higher rental rates. Rental operating expenses increased $39,547, or 8% over the prior year due primarily to increased real estate taxes and maintenance and advertising and promotion costs. Interest income increased $19,553 or 46% in 1995, as a result of higher interest rates earned on money market accounts and short-term investments. General and administrative expenses increased $18,368 or 34%, due primarily to increased salary expense allocations and legal costs and printing and mailing costs associated with the voluntary withdrawal of a general partner of the Partnership. Fixed asset purchases increased $38,993. Distributions to partners increased $21,544, or 16% from 1994.

Comparison of 1994 and 1993 Operating Results

Rental income increased $82,387, or 6% from the prior year, due primarily to higher rental rates. Rental operating expenses increased $36,743, or 8% over the prior year. Distributions to partners increased $75,617, or 134% from 1993 due in part to the factors described above.

Projected 1996 Operating Results:

Operating results for 1996 are not anticipated to vary significantly from those of 1995. However, such forward-looking expectations involve significant risks and uncertainties, including those described herein.
Actual results may differ materially from those anticipated.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this Report.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the individual general partners of the Partnership and directors and executive officers of L'Auberge Communities, Inc. (formerly Berry and Boyle Inc.), the general partner of GP L'Auberge Communities, L.P., is set forth below.

Individual General Partners

Stephen B. Boyle, age 55, is President, Executive Officer and Director of L'Auberge Communities, Inc. and a general partner and co-founder of LP L'Auberge Communities, a California Limited Partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

In September, 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership.

GP L'Auberge Communities, L.P.

Information as to the directors and executive officers of L'Auberge Communities, Inc., a general partner of GP L'Auberge Communities, L.P., which is a general partner of the Partnership, and its affiliates, is set forth below. There are no familial relationships between or among any officer and any other officer or director.

      Name                                       Position

Stephen B. Boyle                    See above

J. Michael McDonald                 Executive Vice President and
                                     Chief Financial Officer

Earl O. Robertson                   Executive Vice President

Donna Popke                         Vice President and Secretary

J. Michael McDonald, age 53, is Executive Vice President and Chief Financial Officer of L'Auberge Communities, Inc. He is a certified public accountant and a business school graduate of California State University. He began his real estate career with the firm of Kenneth Leventhal and Company. Mr. McDonald held senior finance positions with publicly traded Arlen Realty and Christiana Companies. He was a senior operations officer with Lehman Brothers real estate affiliates. Prior to joining L'Auberge Communities, Inc. in August, 1995, he was a consultant for the FDIC, acting as a real estate asset disposition strategist.

Earl O. Robertson, age 47, has been a senior development officer, partner and consultant in several prominent real estate development companies for over twenty years, including Potomac Investment Associates, developers of planned golf course communities nationwide. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle. He joined L'Auberge Communities, Inc. in June 1995 and holds the position of Executive Vice President.

Donna Popke, age 36, joined L'Auberge Communities, Inc. in July, 1995 and holds the title of Vice President and Secretary.. Prior to joining L'Auberge Communities, Inc., Ms. Popke was employed in the field of public accounting for six years and later with David R. Sellon & Company, a Colorado Springs land development company.

ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 29, 1996, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units. None of the General Partners nor any of their directors and officers owns Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1995, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Notes 7 and 8 in the Notes to Consolidated Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash From Operations distributed during 1995
  to the General Partners                                                                 $12,115

Allocation of Loss to the General Partners                                                  ($275)
(For a description of the share of Net Cash From
Operations and the allocation of Income or Loss to
which the General Partners are entitled, reference
is made to the discussion under the caption
"Distributions and Allocations" contained on
pages 28 through 30 of the Prospectus of the
Partnership dated January 13, 1989 (the "Prospectus")
and the Supplement dated December 12, 1990, which
discussion is incorporated herein by reference.)

Reimbursements to General Partners                                                        $29,304
(For a description of the costs reimbursable to the
General  Partners,  reference  is  made  to the  discussion  under  the  caption
"Compensation  and Fees" contained on pages 10 and 11 of the  Prospectus,  which discussion is incorporated herein by reference.)

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1,2            See Page F-2

       3              See Exhibit Index contained herein

(b)                   Reports on Form 8-K

                      The Partnership has not filed, and was not required to file, any reports on Form 8-K during the last quarter of 1995.

(c)                   See Exhibit Index contained herein

(d)                   See Page F-2.

                                                    SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DEVELOPMENT PARTNERS III
                                    (A Massachusetts Limited Partnership)

         By:  GP L'Auberge Communities, L.P., A California Limited Partnership,
               General Partner

                       By:  L'Auberge Communities, Inc., its General Partner



                        By:  ____/s/ J. Michael McDonald________________
                             J. Michael McDonald, Executive Vice President and
                                 Chief Financial Officer

                                    Date: March 25, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                 Date



___/s/ Stephen B. Boyle _ Director, President and                March 25, 1996
  STEPHEN B. BOYLE        Principal Executive
                          Officer of L'Auberge
                          Communities, Inc.



_/s/ J. Michael McDonald _Executive Vice President and           March 25, 1996
  J. MICHAEL McDONALD     Principal Financial and
                          Accounting Officer of
                          L'Auberge Communities, Inc.

                                   APPENDIX A

                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY
                                    ---------












                        CONSOLIDATED FINANCIAL STATEMENTS
           ITEM 8, ITEM 14(a)(1) and (2), and ITEM 14(d) OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      For the year ended December 31, 1995

                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                         F-3


Consolidated Balance Sheets at December 31, 1995 and 1994                 F-4

Consolidated Statements of Operations for the years ended
December 31, 1995, 1994 and 1993                                          F-5

Consolidated Statements of Partners' Equity (Deficit) for the years ended
December 31, 1995, 1994 and 1993                                          F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993                                    F-7 -- F-8

Notes to Consolidated Financial Statements                          F-9 -- F-14


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                                         Report of Independent Accountants


To the Partners of
Development Partners III
(A Massachusetts Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Development Partners III (A Massachusetts Limited Partnership) and subsidiary as of December 31, 1995 and 1994, the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Development Partners III (A Massachusetts Limited Partnership) and subsidiary as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

Boston, Massachusetts February 21, 1996, except for the information presented in
Note 10 for which the date is March 22, 1996




                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1994
                                                     ---------------

                                     ASSETS


                                                                                                 1995            1994
                                                                                                 ----            ----
Property, at cost (Notes 2, 3, 5, and 6):
  Land                                                                                          $2,976,100      $2,976,100
  Buildings and improvements                                                                     7,648,060       7,648,060
  Equipment, furnishings and fixtures                                                              839,894         792,123
                                                                                            --------------- ---------------

                                                                                                11,464,054      11,416,283
  Less accumulated depreciation                                                                (1,752,197)     (1,399,386)
                                                                                            --------------- ---------------

                                                                                                 9,711,857      10,016,897

Cash and cash equivalents (Notes 2 and 4)                                                          367,213         112,235
Short-term investments (Note 2)                                                                    746,532       1,016,689
Real estate tax escrow                                                                              23,685          27,433
Deferred expenses, net of accumulated
  amortization of $78,492 and $56,068 (Note 2)                                                      33,638          56,061

                                                                                            =============== ===============
         Total assets                                                                          $10,882,925     $11,229,315
                                                                                            =============== ===============

                                                                  LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable (Note 6)                                                                   6,994,549       7,093,963
Accrued expenses                                                                                   103,070          92,902
Due to affiliates (Note 8)                                                                           5,318          11,871
Tenant security deposits                                                                            33,860          34,260
Rents received in advance                                                                              -               101
                                                                                            --------------- ---------------

         Total liabilities                                                                       7,136,797       7,233,097

Commitments and contingencies (Note 11)
Minority Interest (Note 5)                                                                       1,556,486       1,625,623
Partners' equity (Note 7)                                                                        2,189,642       2,370,595
                                                                                            --------------- ---------------

        Total liabilities and partners' equity                                                 $10,882,925     $11,229,315
                                                                                            =============== ===============








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1995, 1994 and 1993

                                                      -------------




                                                                                1995             1994            1993
                                                                                ----             ----            ----

Rental income                                                                  $1,579,782       $1,544,449      $1,462,062

Rental operating expenses                                                         561,516          521,969         485,226
                                                                           ---------------  --------------- ---------------

Net rental operating income (exclusive of items
  shown separately below)                                                       1,018,266        1,022,480         976,836

Interest                                                                          642,857          651,528         659,443
Depreciation and amortization                                                     375,234          373,739         373,029

Other (income) and expenses:
  Interest income                                                                (62,416)         (42,863)        (43,107)
  General and administrative (Note 8)                                              73,095           54,727          54,102
                                                                           ---------------  --------------- ---------------
                                                                                   10,679           11,864          10,995
                                                                           ---------------  --------------- ---------------

Net loss before minority interest                                                (10,504)         (14,651)        (66,631)
Minority interests' equity in
  subsidiary net (income) loss (Note 5)                                          (16,975)         (10,408)          14,585
                                                                           ---------------  --------------- ---------------

Net loss                                                                        ($27,479)        ($25,059)       ($52,046)
                                                                           ===============  =============== ===============

Net loss allocated to:
  General Partners                                                                 ($275)           ($251)          ($520)

  Per unit of Investor Limited
    Partner interest:
       7,401 Units issued                                                          (3.68)           (3.35)          (6.96)








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the years ended December 31, 1995, 1994 and 1993
                                                      -------------

                                                                                               Investor         Total
                                                                              General          Limited        Partners'
                                                                              Partners         Partners         Equity

Balance at December 31, 1992                                                      (5,085)        2,641,028       2,635,943

Cash distributions                                                                (4,505)         (51,808)        (56,313)

Net loss                                                                            (520)         (51,526)        (52,046)
                                                                           ---------------  --------------- ---------------

Balance at December 31, 1993                                                     (10,110)        2,537,694       2,527,584

Cash distributions                                                               (10,554)        (121,376)       (131,930)

Net loss                                                                            (251)         (24,808)        (25,059)
                                                                           ---------------  --------------- ---------------

Balance at December 31, 1994                                                     (20,915)        2,391,510       2,370,595

Cash distributions                                                               (12,115)        (141,359)       (153,474)

Net loss                                                                            (275)         (27,204)        (27,479)
                                                                           ---------------  --------------- ---------------

Balance at December 31, 1995                                                    ($33,305)       $2,222,947      $2,189,642
                                                                           ===============  =============== ===============







                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1995, 1994 and 1993

                Increase (decrease) in cash and cash equivalents
                                                      -------------

                                                                                1995             1994            1993
                                                                                ----             ----            ----
Cash flows from operating activities:
  Interest received                                                               $59,849          $32,665         $43,373
  Cash received from rents                                                      1,579,281        1,548,035       1,452,054
  Administrative expenses                                                        (77,117)         (42,680)        (50,836)
  Rental operations expenses                                                    (549,753)        (522,483)       (488,385)
  Interest paid                                                                 (643,235)        (651,873)       (659,758)
                                                                           ---------------  --------------- ---------------

Net cash provided by operating activities                                         369,025          363,664         296,448

Cash flows from investing activities:
  Purchase of fixed assets                                                       (47,771)          (8,778)           (561)
  Purchase of short-term investments                                            (726,179)        (998,903)       (946,202)
  Proceeds from maturities of short term investments                              998,903          946,202         997,097
                                                                           ---------------  --------------- ---------------

Net cash provided (used) by investing activities                                  224,953         (61,479)          50,334

Cash flows from financing activities:
  Distributions to partners                                                     (153,474)        (131,930)        (56,313)
  Payments on mortgage note payable                                              (99,414)         (90,776)        (82,887)
  Distributions paid to minority interest                                        (86,112)        (173,160)       (109,980)
                                                                           ---------------  --------------- ---------------

Net cash provided (used) by financing activities                                (339,000)        (395,866)       (249,180)
                                                                           ---------------  --------------- ---------------

Net increase (decrease) in cash and cash equivalents                              254,978         (93,681)          97,602

Cash and cash equivalents at beginning of year                                    112,235          205,916         108,314
                                                                           ---------------  --------------- ---------------

Cash and cash equivalents at end of year                                         $367,213         $112,235        $205,916
                                                                           ================================ ===============




                                                                      DEVELOPMENT PARTNERS III
                                                               (A Massachusetts Limited Partnership)
                                                                  AND SUBSIDIARY

                                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1995, 1994 and 1993

                                                                  Increase (decrease) in cash and cash equivalents
                                                                   -------------


Reconciliation of net loss to net cash provided by operating activities:




                                                                                1995             1994           1,993
                                                                                ----             ----           -----
Net loss                                                                        ($27,479)        ($25,059)       ($52,046)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                                     375,234          373,739         373,029
Minority interests' equity in subsidiary income (loss)                             16,975           10,408        (14,585)
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    (Increase) decrease in interest receivable                                    (2,567)         (10,198)           3,266
    Decrease (increase) in real estate tax escrow                                   3,748            7,909           (455)
    Increase (decrease) in accounts
      payable and accrued expenses                                                 10,168          (7,861)              57
    (Decrease) increase in due to affiliates                                      (6,553)           11,140             190
    (Decrease) increase in rents received in advance                                (101)              101        (14,508)
    (Decrease) increase in tenant security deposits                                 (400)            3,485           1,500
                                                                           ---------------  --------------- ---------------

Net cash provided by operating activities                                        $369,025         $363,664        $296,448
                                                                           ===============  =============== ===============



                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 --------------


1.  Organization of Partnership

Development Partners III (A Massachusetts Limited Partnership) (the "Partnership"), formerly Berry and Boyle Development Partners III, was formed on July 11, 1988. GP L'Auberge Communities, L.P., a California Limited Partnership (formerly Berry and Boyle Management) and Stephen B. Boyle are the General Partners. In September, 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

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

The accompanying consolidated financial statements present the activity of the Partnership for the years ended December 31, 1995, 1994 and 1993.

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

         B. Cash and Cash Equivalents

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value. It is the Partnership's policy to invest cash in income-producing temporary cash investments. The Partnership mitigates any potential risk from such concentration of credit by placing investments with high quality financial institutions.

         C.  Short-term Investments

         At December 31, 1995, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $750,000, which mature in February, 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards
         No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value.
         There was no cumulative effect recorded as a result of this accounting change.

         D. Significant Risks and Uncertainties

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         E. Depreciation

         Depreciation is provided for by the use of the straight-line method over the estimated useful lives as follows:

                    Buildings and improvements                      39-40 years
                    Equipment, furnishings and fixtures              5-15 years

         F.  Deferred Expenses

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

         I. Reclassification

         Certain items in the financial statements for the years ended December 31, 1994 and 1993 have been reclassified to conform to the 1995 presentation.

         J. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership will evaluate the possible impairment of long-lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

3.  Property:

Property, at cost, consisted of the following at December 31, 1995:

                                             Initial Cost
                                                  to Partnership
                               ----------------------------------------------------

                                               Buildings         Equipment,
           Property                               and            Furnishings
         Description               Land         Improv.    & Fixtures     Land
- -----------------------------------------------------------------------------------

Casabella a 154-unit
  residential rental complex
  located in Scottsdlae,
  Arizona                         $2,976,100    $7,639,160    $782,784      -


Depreciation expense for the years ended December 31, 1995, 1994 and 1993 and  accumulated depreciation at December 31, 1995 and 1994 consisted of the following:


                                                            Depreciation Expense
                                                    1995        1994       1993
Buildings and improvements                        $191,202    $191,202    $191,202
Equipment, furnishings and fixtures                161,609     157,547     156,604
                                             --------------------------------------

                                                  $352,811    $348,749    $347,806
                                             ======================================




3.  Property Continued:

Property, at cost, consisted of the following at December 31, 1995:

                                    Costs Capitalized       Amount at Which Carried
                                Subsequent to Acquisition   At Close of Period
                               --------------------------------------------------------------------------------------

                                 Buildings     Equipment,                   Buildings     Equipment,
           Property                 and       Furnishings                      and       Furnishings
         Description              Improv.      & Fixtures       Land         Improv.      & Fixtures      Total
- ---------------------------------------------------------------------------------------------------------------------

Casabella a 154-unit
  residential rental complex
  located in Scottsdlae,
  Arizona                             $8,900        $57,110    $2,976,100     $7,648,060     $839,894    $11,464,054


Depreciation expense for the years ended December 31, 1995, 1994 and 1993 and  accumulated depreciation at December 31, 1995 and 1994 consisted of the following:

                                 Accumulated Depreciation
                                       December 31,
                                   1995           1994
Buildings and improvements          $959,382       $768,180
Equipment, furnishings and fixtures  792,815        631,206
- ------------------------------------------------------------

                                  $1,752,197     $1,399,386
                               =============================

Casabella  is encumbered by a nonrecourse mortgage note payable (see Note 6).



4.  Cash and cash equivalents

Cash and cash equivalents at December 31, 1995 and 1994 consisted of the following:

                                                          1995              1994
                                                      --------          --------
Cash on hand ...............................          $ 35,935          $  4,569
Certificates of deposit ....................           200,000              --
Money market accounts ......................           131,278           107,666
                                                      --------          --------

                                                      $367,213          $112,235
                                                      ========          ========

5.  Joint Venture and Partnership Acquisitions

On September 28, 1990, the Partnership acquired a majority interest in Casabella Associates, a general partnership comprised of the Partnership, Development Partners (A Massachusetts Limited Partnership) ("DPI"), formerly Berry and Boyle Development Partners, and Development Partners II (A Massachusetts Limited Partnership) ("DPII"), formerly Berry and Boyle Development Partners II. Casabella Associates was formed to acquire a majority interest in the Casabella Joint Venture which owns Casabella, a 154-unit residential property located in Scottsdale, Arizona. Since the Partnership owns a majority interest in Casabella Associates, the accounts and operations of Casabella Associates (including the accounts and operations relating to Casabella Associates' majority interest in the Casabella Joint Venture) have been consolidated into those of the Partnership.

At December 31, 1995, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively to Casabella Associates. $3,845,154 of this amount was used to purchase the majority interest in the Casabella Joint Venture referred to in the preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $215,564 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

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

The minority interest joint venture partner had insufficient basis to absorb its respective share of losses, therefore, for financial statement purposes the excess of losses over basis has been charged against the majority interest. Future minority interest income, if any, from the Casabella Joint venture will be credited against minority interest losses previously absorbed by the majority interest. At December 31, 1995 the minority interest losses absorbed by the majority interest totaled $10,289.

In the case of certain capital transactions and distributions as defined in the Casabella joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balance in the individual partners' capital accounts.

The Partnership has invested in a single property located in Scottsdale, Arizona. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the area where the Partnership's investment is located.

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

Accrued interest at December 31, 1995 and 1994 consisted of $26,594 and $26,972, respectively, all pertaining to Casabella.

The aggregate principal amounts of long term borrowings due during the calendar years 1996 and 1997 are $108,875 and $6,885,674, respectively.

The $6,994,549 principal balance of the mortgage note payable appearing on the consolidated balance sheet approximates the fair value of such note.

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

In the case of certain events as defined in the Partnership Agreement, such as the sale of an investment property or an interest in a joint venture partnership, the allocation of the related profits, losses, and distributions, if any, would be different than described above.

8.  Related Party Transactions

Due to affiliates at December 31, 1995 and 1994 consisted of $5,318 and $11,871 of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1995, 1994 and 1993, general and administrative expenses included $29,304, $22,271 and $21,637, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During the years ended December 31, 1995, 1994 and 1993, $78,663, $77,227 and $73,103, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

9.  Book-Tax Reconciliation of Income

The reconciliation of net loss reported in the accompanying consolidated statement of operations with the income reported in the Partnership's 1995 U.S. Partnership Return of Income is as follows:

Net loss per consolidated statement of operations .....    $ 27,479
Decrease in depreciation for tax purposes .............     (19,504)
 ..........................................           (        1,944)
                                                           --------

Net loss per federal tax return .......................    $  6,031
                                                           ========

10. Subsequent Event:

On March 22, 1996, the Partnership and certain affiliates entered into a letter of intent with Evans Withycombe, Inc. and certain of its affiliates ("EWI"). The transactions contemplated by the letter of intent, which are subject to the execution of definitive agreements, the receipt of any necessary lender consents and satisfaction of certain other conditions, as to which there can be no assurance, are intended to more definitively separate the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of Casabella. The letter of intent provides, among other things, in consideration of a payment by the Partnership, DPI and DPII to EWI totaling $71,009 ($38,345 of which would be the Partnership's portion), for EWI (i) to relinquish its contract to manage Casabella and its option to exercise its rights of first refusal with regard to the sale of the property and
(ii) to assign all of its interest in the Casabella Joint Venture to the Partnership, DPII and DPIII (while preserving the economic interests of the venturer in these Joint Ventures), resulting in the dissolution of the Casabella Joint Venture.