Form 10-Q
period 1996-03-31
DEVELOPMENT PARTNERS III
filed 1996-06-12
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended March 31, 1996

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                 ASSETS
                                                                           March 31,
                                                                              1996          December 31,
                                                                          (Unaudited)           1995
Property, at cost (Notes 2, 3, and 4):
  Land                                                                       $2,976,100         $2,976,100
  Buildings and improvements                                                  7,648,060          7,648,060
  Equipment, furnishings and fixtures                                           843,230            839,894
                                                                         ---------------   ----------------

                                                                             11,467,390         11,464,054
  Less accumulated depreciation                                             (1,839,604)        (1,752,197)
                                                                         ---------------   ----------------

                                                                              9,627,786          9,711,857

Cash and cash equivalents (Notes 2 and                                          513,780            367,213
3)
Short-term investments (Note 2)                                                 591,648            746,532
Real estate tax escrow                                                           47,366             23,685
Deferred expenses, net of accumulated
  amortization of $84,101 and $78,492 (Note                                      28,029             33,638
2)

                                                                         ===============   ================
         Total assets                                                       $10,808,609        $10,882,925
                                                                         ===============   ================

                                                  LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable (Note 4)                                                6,968,251          6,994,549
Accrued expenses                                                                131,483            103,070
Due to affiliates (Note 6)                                                        4,313              5,318
Tenant security deposits                                                         31,185             33,860
Rents received in advance
                                                                         -
                                                                         ---------------   ----------------

         Total liabilities                                                    7,135,232          7,136,797

Commitments and contingencies (Note 9)
Minority Interest (Note 3)                                                    1,528,644          1,556,486
Partners' equity (Note 5)                                                     2,144,733          2,189,642
                                                                         ---------------   ----------------

        Total liabilities and                                               $10,808,609        $10,882,925
partners' equity
                                                                         ===============   ================








                                         DEVELOPMENT PARTNERS III
                                  (A Massachusetts Limited Partnership)
                                              AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (Unaudited)

                                              -------------


                                                              Three months ended
                                                                    March 31,
                                                              1996            1995
                                                              ----            ----

Rental income                                                 $423,056         $438,167

Rental operating expenses                                      152,624          153,995
                                                          -------------  ---------------

Net rental operating income (exclusive of
items
  shown separately below)                                      270,432          284,172

Interest                                                       159,364          161,558
Depreciation and amortization                                   93,013           93,013

Other (income) and expenses:
  Interest income                                              (8,879)         (15,924)
  General and administrative (Note 6)                           26,229           13,972
                                                          -------------  ---------------
                                                                17,350          (1,952)
                                                          -------------  ---------------

Net loss before minority interest                                  705           31,553
Minority interests' equity in
  subsidiary net (income) loss (Note 3)                       (12,309)         (17,833)
                                                          -------------  ---------------

Net loss                                                     ($11,604)          $13,720
                                                          =============  ===============

Net loss allocated to:
  General Partners                                              ($116)           $1,098

  Per unit of Investor Limited
    Partner interest:
       7,401 Units issued                                       (1.55)             1.71











                                         DEVELOPMENT PARTNERS III
                                  (A Massachusetts Limited Partnership)
                                              AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                               (Unaudited)
                                              -------------

                                                                            Investor            Total
                                                            General         Limited           Partners'
                                                            Partners        Partners           Equity

Balance at December 31, 1994                                  (20,915)        2,391,510          2,370,595

 Cash distributions                                           (12,115)        (141,359)          (153,474)

Net loss                                                         (275)         (27,204)           (27,479)
                                                          -------------  ---------------   ----------------

Balance at December 31, 1995                                  (33,305)        2,222,947          2,189,642

Cash distributions                                                             (33,305)           (33,305)
                                                          -

Net loss                                                         (116)         (11,488)           (11,604)
                                                          -------------  ---------------   ----------------

Balance at March 31, 1996                                    ($33,421)       $2,178,155         $2,144,733
                                                          =============  ===============   ================















                                         DEVELOPMENT PARTNERS III
                                  (A Massachusetts Limited Partnership)
                                              AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (Unaudited)

                             Increase (decrease) in cash and cash equivalents
                                              -------------

                                                              Three months ended
                                                                    March 31,
                                                              1996            1995
                                                              ----            ----
Cash flows from operating activities:
  Interest received                                            $27,748           $8,750
  Cash received from rents                                     420,381          437,728
  Administrative expenses                                     (22,502)         (16,612)
  Rental operations expenses                                 (152,624)        (147,972)
  Interest paid                                              (159,364)        (161,649)
                                                          -------------  ---------------

Net cash provided by operating                                 113,639          120,245
activities

Cash flows from investing activities:
  Purchase of fixed assets                                     (3,333)         -
  Purchase of short-term investments                           -               -
 Cash (paid for) received from short-term investments          136,015         (40,442)
                                                          -------------  ---------------

Net cash provided (used) by investing                          132,682         (40,442)
activities

Cash flows from financing activities:
  Distributions to partners                                   (33,305)         (45,050)
  Payments on mortgage note payable                           (26,298)         (24,013)
  Distributions paid to minority                              (40,151)         -
interest
                                                          -------------  ---------------

Net cash provided (used) by financing                         (99,754)         (69,063)
activities
                                                          -------------  ---------------

Net increase (decrease) in cash and cash equivalents           146,567           10,740

Cash and cash equivalents at beginning of                      367,213          112,235
year
                                                          -------------  ---------------

Cash and cash equivalents at end of                           $513,780         $122,975
year
                                                          ==============================





                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                      Increase (decrease) in cash and cash
                                   equivalents
                                  -------------


Reconciliation of net loss to net cash provided by operating activities:


                                                             Three Months Ended
                                                                    March 31,
                                                              1996            1995
                                                              ----            ----
Net loss                                                     ($11,604)          $13,720
Adjustments to reconcile net loss to net
cash
  provided by operating activities:
Depreciation and amortization                                   93,013           93,013
Minority interests' equity in subsidiary income (loss)          12,309           17,833
Change in assets and liabilities net of
effects
  from investing and financing
activities:
    (Increase) decrease in interest                             18,869          (7,174)
receivable
    Decrease (increase) in real estate tax                    (23,681)         (17,174)
escrow
    Increase (decrease) in accounts
      payable and accrued expenses                              28,413           12,008
    (Decrease) increase in due to                              (1,005)            8,458
affiliates
    (Decrease) increase in rents received in advance                              (101)
                                                          -
    (Decrease) increase in tenant security deposits            (2,675)            (338)
                                                          -------------  ---------------

Net cash provided by operating                                $113,639         $120,245
activities
                                                          =============  ===============


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

The accompanying consolidated financial statements present the activity of the Partnership for the years ended March 31, 1996, and 1995.

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

         C.  Short-term Investments

         At March 31, 1996, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $597,277, which mature in June, 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards
         No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value.
         There was no cumulative effect recorded as a result of this accounting change.

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

3.  Cash and cash equivalents

Cash and cash equivalents at March 31, 1996 and 1995 consisted of the following:

                                                          1996             1995
                                                          ----             ----
              Cash on hand                       $     105,916      $     35,935
              Certificates of deposit                  302,763           200,000
              Money market accounts                    105,101           131,278
                                                       -------           -------
                                                      $513,780          $367,213
                                                       =======           =======

4.  Joint Venture and Partnership Acquisitions

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

At March 31, 1996, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively to Casabella Associates. $3,845,154 of this amount was used to purchase the majority interest in the Casabella Joint Venture referred to in the preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $215,564 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

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

The minority interest joint venture partner had insufficient basis to absorb its respective share of losses, therefore, for financial statement purposes the excess of losses over basis has been charged against the majority interest. Future minority interest income, if any, from the Casabella Joint venture will be credited against minority interest losses previously absorbed by the majority interest. At March 31, 1996 the minority interest losses absorbed by the majority interest totaled $10,289.

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

5.  Mortgage Note Payable

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

Accrued interest at March 31, 1996 and December 31, 1995 consisted of $26,594 and $26,594, respectively, all pertaining to Casabella.

The aggregate principal amounts of long term borrowings due during the calendar years 1996 and 1997 are $108,875 and $6,885,674, respectively.

The $6,994,549 principal balance of the mortgage note payable appearing on the consolidated balance sheet approximates the fair value of such note.

6.  Partners' Equity

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

7.  Related Party Transactions

Due to affiliates at March 31, 1996 and December 31, 1995 consisted of $4,313 and $5,318 of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1996, and 1995, general and administrative expenses included $10,050 and $29,304, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During  the  years  ended  March  31,  1996,  and  1995,   $23,466  and  $21520,
respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

9. Subsequent Event:


On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of Casabella. In consideration of a payment by the Partnership, DPII AND DPIII to EWI totalling $71,009 ($5,681 of which was the partnership's portion) and the delivery of certain mutual releases, EWI (I) relinquished its contract to manage Casabella and its option to exercise its rights to first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership, DPII and DPIII (while preserving the economic interest of the venture in these Joint Ventures), resulting in the dissolution of the Casabella Joint Venture.

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

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. Thus far in 1996, the aggregate net increase in working capital reserves was $10,552. This increase resulted primarily from cash provided by operations of $113,639, offset by distributions to partners of $33,305, distributions paid to DPI and DPII of $40,151, purchases of fixed assets in the amount of $3,339 and $26,298 of principal payments on mortgage notes payable.

Property Status

Casabella

As  of  March  31,  1996,  the  property  was  96%  occupied,  compared  to  95%
approximately one year ago. At March 31, 1996 and 1995, the average monthly rents collected for the various unit types were as follows:

 Unit Type                                                    1996         1995

 One bedroom two bath w/den                                    805         $805
 Two bedroom two bath                                          930          930
 Two bedroom two bath w/den                                  1,136        1,136

Results of Operations

The Partnership's operating results for the three months ended March 31, 1996 consisted of interest earned on short-term investments of $2,882, general and administrative expenses of $26,229, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                               $429,053

           Expenses:
             Operations                                           150,374
             Depreciation and amortization                         93,013
             Interest                                             159,364
                                                          ----------------
                                                                  402,751
                                                          ----------------
           Net income (loss)                                      $26,302
                                                          ================

The Partnership's operating results for the three months ended March 31, 1995 consisted of interest earned on short-term investments of $15,513, general and administrative expenses of $12,172, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                                $438,578

           Expenses:
             General and administrative                              1,800
             Operations                                            153,995
             Depreciation and amortization                          93,013
             Interest                                              161,558
                                                          -----------------
                                                                   410,366
                                                          -----------------
           Net income (loss)                                       $28,212
                                                          =================

Comparison of Operating Results for the Three Months Ended March 31, 1996 and 1995:

Interest income decreased 56% over the prior period as a result of lower interest rates on the Partnership's short term investments. General and administrative expenses increased 87% due to increased legal and accounting, the costs associated with the transition from our Wellesley Hills office to Colorado Springs, and the outsourcing of the Investment Services.

Thus far in 1996, the Partnership has made the following cash distributions to its Partners:

                                                         Total
         Limited Partners                               $33,305
         General Partners
                                                        $33,305

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


                                DEVELOPMENT PARTNERS III
                                (A Massachusetts Limited Partnership)

        By: GP L'Auberge Communities, L.P., A California Limited Partnership, General Partner

        By:  L'Auberge Communities, Inc., its General Partner


        By:  ____/s/ Stephen B. Boyle________________
             Stephen B. Boyle, President





Date:____________________________, 1995