Form 10-Q
period 1996-06-30
DEVELOPMENT PARTNERS III
filed 1996-08-12
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period Ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-18531

                            Development Partners III
                      (A Massachusetts Limited Partnership)
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-3017036
- --------------------------------------------------------------------------------
                (State or other jurisdiction of (I.R.S.  Employer  incorporation or organization) Identification No.)

                  5110 Langdale Way, Colorado Springs, CO 80906
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                     ASSETS
                                                      June 30,      December 31,
                                                        1996            1995
                                                     (Unaudited)

Property, at cost (Notes 2, 3, and 4):
  Land .........................................   $  2,976,101    $  2,976,100
  Buildings and improvements ...................      7,648,060       7,648,060
  Equipment, furnishings and fixtures ..........        843,766         839,894
                                                   ------------    ------------

                                                     11,467,927      11,464,054
  Less accumulated depreciation ................     (1,871,763)     (1,752,197)
                                                   ------------    ------------

                                                      9,596,164       9,711,857

Cash and cash equivalents (Notes 2 and 3........        451,471         367,213

Short-term investments (Note 2) ................        526,122         746,532
Due from affiliates ............................          8,106            --
Real estate tax escrow .........................         71,047          23,685
Deposits .......................................          1,950            --
Deferred expenses, net of accumulated
  amortization of $84,101 and $78,492 (Note 2)..         22,423          33,638

                                                   ============    ============
         Total assets ..........................   $ 10,677,283    $ 10,882,925
                                                   ============    ============

                        LIABILITIES AND PARTNERS' EQUITY


Mortgage note payable (Note 4) .................       6,941,348      6,994,549
Accrued expenses ...............................         139,075        103,070
Due to affiliates (Note 6) .....................           5,318

Tenant security deposits .......................          25,835         33,860

         Total liabilities .....................       7,106,258      7,136,797

Commitments and contingencies (Note 9)
Minority Interest (Note 3) .....................       1,506,875      1,556,486
Partners' equity (Note 5) ......................       2,064,150      2,189,642
                                                     -----------    -----------

         Total liabilities and .................     $10,677,283    $10,882,925
          partners' equity
                                                     ===========    ===========









                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  -------------


                                                 Six Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                1996         1995         1996         1995

Rental income ...........................   $ 768,600    $ 808,478    $ 345,544    $ 370,310

Rental operating expenses ...............     277,953      295,734      125,330      141,739
                                            ---------    ---------    ---------    ---------

Net rental operating income (exclusive of
items  shown separately below) ..........     490,647      512,744      220,214      228,571

Interest ................................     318,124      322,562      158,760      161,004
Depreciation and amortization ...........     130,778      186,026       37,765       93,013

Other (income) and expenses:
  Interest income .......................     (25,527)     (33,997)     (16,648)     (18,073)
  General and administrative (Note 6) ...      98,175       29,843       71,946       15,871
                                            ---------    ---------    ---------    ---------
                                               72,648       (4,154)      55,298       (2,202)
                                            ---------    ---------    ---------    ---------

Net loss before minority interest .......     (30,903)       8,310      (31,609)     (23,244)
Minority interests' equity in
  subsidiary net (income) loss (Note 3) .     (27,980)     (10,843)     (15,671)       6,990
                                            ---------    ---------    ---------    ---------

Net loss ................................   ($ 58,883)   ($  2,533)   ($ 47,280)   ($ 16,254)
                                            =========    =========    =========    =========

Net loss allocated to:
  General Partners ......................   ($    589)   ($     25)   ($    473)   ($    163)

  Per unit of Investor Limited
    Partner interest:
       7,401 Units issued ...............       (7.88)       (0.34)       (6.32)       (2.17)











                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                   (Unaudited)
                                  -------------

                                             Investor                     Total
                                     General         Limited      Partners'    Minority
                                     Partners        Partners     Equity       Interest


Balance at December 31, 1994          (20,915)     2,391,510      2,370,595    #

Cash distributions .............      (12,115)      (141,359)      (153,474)   #

Net loss .......................         (275)       (27,204)       (27,479)   #
                                   -----------    -----------    ---------------

Balance at December 31, 1995 ...      (33,305)     2,222,947      2,189,642    #

Cash distributions .............      (66,609)       (66,609)                  #

Net loss .......................         (589)       (58,294)       (58,883)   #
                                  -----------    -----------    ---------------

Balance at June 30, 1996 .......  ($   33,894)   $ 2,098,044    $ 2,064,150    #
                                  ===========    ===========    ===============















                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                  -------------

                                                             Six Months Ended
                                                                 June 30,
                                                            1996         1995
Cash flows from operating activities:
  Interest received ..................................   $  38,533    $  54,716
  Cash received from rents ...........................     760,575      765,057
  Administrative expenses ............................    (122,957)     (30,044)
  Rental operations expenses .........................    (277,953)    (280,996)
  Interest paid ......................................    (318,124)    (322,747)
                                                                      ---------

Net cash provided by operating .......................      80,074      185,986
activities

Cash flows from investing activities:
  Purchase of fixed assets ...........................      (3,869)      (8,943)
  Purchase of short-term investments .................        --           --
 Cash (paid for) received from short-term investments      207,404      126,481
                                                                      ---------

Net cash provided (used) by investing ................     203,535      117,538
activities

Cash flows from financing activities:
  Distributions to partners ..........................     (66,609)     (81,251)
  Payments on mortgage note payable ..................     (53,201)     (48,578)
  Distributions paid to minority .....................     (77,591)     (52,416)
interest
                                                                      ---------

Net cash provided (used) by financing ................    (199,351)    (182,245)
activities
                                                                      ---------

Net increase (decrease) in cash and cash equivalents .      84,258      121,279

Cash and cash equivalents at beginning of ............     367,213      112,235
year
                                                                      ---------

Cash and cash equivalents at end of ..................   $ 451,471    $ 233,514
year






                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                      Increase (decrease) in cash and cash
                                   equivalents
                                  -------------


Reconciliation of net loss to net cash provided by operating activities:


                                                             Six Months Ended
                                                                 June 30,
                                                            1996         1995
Net loss .............................................   ($ 58,883)   ($  2,533)
Adjustments to reconcile net loss to net
cash
  provided by operating activities:
Depreciation and amortization ........................     130,778      186,026
Minority interests' equity in subsidiary income (loss)      27,980       10,843
Change in assets and liabilities net of
effects
  from investing and financing
activities:
    (Increase) decrease in interest ..................      13,006      (15,351)
receivable
    Decrease (increase) in real estate tax ...........     (47,362)       7,740
escrow
    Increase (decrease) in accounts
      payable and accrued expenses ...................      36,005       (1,756)
    (Decrease) increase in due to ....................     (13,425)       8,368
affiliates
    (Decrease) increase in rents received in advance .        (101)

    (Decrease) increase in tenant security deposits ..      (8,025)      (7,250)
                                                         ---------    ---------

Net cash provided by operating .......................   $  80,074    $ 185,986
activities
                                                         =========    =========









================================================================================
                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 --------------
================================================================================

                    BERRY AND BOYLE DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 --------------


                                       -6-

                                       -9-
                         1. Organization of Partnership

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

The accompanying consolidated financial statements present the activity of the Partnership for the years ended June 30, 1996, and 1995.

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

         C.  Short-term Investments

         At June 30, 1996, short term investments consist solely of various forms of U.S. Government backed securities, with an aggregate par value of $526,122, which mature in September, 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

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

         E. Depreciation

         Depreciation is provided for by the use of the straight-line method over the estimated useful lives as follows:


               Buildings and improvements ........   39-40 years
               Equipment, furnishings and fixtures   5-15 years

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

3.  Cash and cash equivalents

Cash and cash equivalents at June 30, 1996 and 1995 consisted of the following:

                                            1996       1995

               Cash on hand ..........   $ 99,905   $ 35,935
               Certificates of deposit    305,526    200,000
               Money market accounts .     46,040    131,278

                                         $451,471   $367,213

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

At June 30, 1996, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively to Casabella Associates. $3,845,154 of this amount was used to purchase the majority interest in the Casabella Joint Venture referred to in the preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $215,564 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

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

The minority interest joint venture partner had insufficient basis to absorb its respective share of losses, therefore, for financial statement purposes the excess of losses over basis has been charged against the majority interest. Future minority interest income, if any, from the Casabella Joint venture will be credited against minority interest losses previously absorbed by the majority interest. At June 30, 1996 the minority interest losses absorbed by the majority interest totaled $10,289.

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

Accrued interest at June 30, 1996 and December 31, 1995 consisted of $26,594 and $26,594, respectively, all pertaining to Casabella.

The aggregate principal amounts of long term borrowings due during the calendar years 1996 and 1997 are $108,875 and $6,885,674, respectively.

The $6,941,348 principal balance of the mortgage note payable appearing on the consolidated balance sheet approximates the fair value of such note.

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

7.  Related Party Transactions

Due to affiliates at June 30, 1996 and December 31, 1995 consisted of $8,106 and $5,318 of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1996, and 1995, general and administrative expenses included $14,745 and $11,274, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During  the  years  ended  June  30,  1996,  and  1995,   $44,896  and  $41,642,
respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

9. Subsequent Event:


On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of Casabella. In consideration of a payment by the Partnership, DPII AND DPIII to EWI totaling $71,009 ($5,681 of which was the partnership's portion) and the delivery of certain mutual releases, EWI (I) relinquished its contract to manage Casabella and its option to exercise its rights to first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership, DPII and DPIII (while preserving the economic interest of the venture in these Joint Ventures), resulting in the dissolution of the Casabella Joint Venture.

================================================================================

================================================================================

                                      -12-

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

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. Thus far in 1996, the aggregate net decrease in working capital reserves was $136,152. This decrease resulted primarily from cash provided by operations of $80,074, offset by distributions to partners of $66,609, distributions paid to DPI and DPII of $77,591, purchases of fixed assets in the amount of $3,869 and $53,201 of principal payments on mortgage notes payable.

Property Status

Casabella

As  of  June  30,  1996,  the  property  was  74%  occupied,   compared  to  73%
approximately one year ago. At June 30, 1996 and 1995, the average monthly rents collected for the various unit types were as follows:

               Unit Type                      1996     1995

               One bedroom two bath w/den      820   $  805
               Two bedroom two bath .....      940      930
               Two bedroom two bath w/den    1,160    1,136

Results of Operations

The Partnership's operating results for the six months ended June 30, 1996 consisted of interest earned on short-term investments of $7,026, general and administrative expenses of $94,942, and the income (loss) allocated from Casabella consisting of the following:


               Revenue .......................   $787,101

               Expenses:
                 General & Administrative ....      3,233
                 Operations ..................    274,953
                 Depreciation and amortization    130,778
                 Interest ....................    318,124
                                                 --------
                                                  727,088
                                                 --------
               Net income (loss) .............   $ 60,013
                                                 ========

The Partnership's operating results for the six months ended June 30, 1995 consisted of interest earned on short-term investments of $9,878, general and administrative expenses of $24,743, and the income (loss) allocated from Casabella consisting of the following:


               Revenue .......................   $809,262

               Expenses:
                 General and administrative ..      3,600
                 Operations ..................    295,734
                 Depreciation and amortization    186,026
                 Interest ....................    322,562
                                                 --------
                                                  807,922
                                                 --------
               Net income (loss) .............   $  1,340
                                                 ========

The Partnership's operating results for the three months ended June 30, 1995 consisted of interest earned on short-term investments of $4,144, general and administrative expenses of $69,463, and the income (loss) allocated from Casabella consisting of the following:


               Revenue .......................   $358,048

               Expenses:
                 General and administrative ..      3,233
                 Operations ..................    124,580
                 Depreciation and amortization     37,765
                 Interest ....................    158,760
                                                 --------
                                                  324,338
                                                 --------
               Net income (loss) .............   $ 33,710
                                                 ========

The Partnership's operating results for the three months ended June 30, 1995 consisted of interest earned on short-term investments of $5,148, general and administrative expenses of $13,321, and the income (loss) allocated from Casabella consisting of the following:


               Revenue .......................   $ 370,683

               Expenses:
                 General and administrative ..       1,800
                 Operations ..................     141,739
                 Depreciation and amortization      93,013
                 Interest ....................     161,004
                                                 ---------
                                                   397,556
                                                 ---------
               Net income (loss) .............   ($ 26,873)
                                                 =========

Comparison of Operating Results for the Six Months Ended June 30, 1996 and 1995:

Transition costs associated with the outsourcing of much of the Partnership's administration work to an administration agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado has temporarily increased first half 1996 operating expenses. In addition, the one-time cost of the Evans Withycombe termination ($40,845) and its related legal cost were incurred in May and June of 1996. In aggregate, total general and administrative expenses of the Partnership increased 16% in the first six months of 1996 as compared with the same period in 1995, and are expected to decline in the second half of 1996 as compared with the first half of 1996.

Thus far in 1996, the Partnership has made the following cash distributions to its Partners:

                                        Total

                    Limited Partners   $66,609
                    General Partners   $66,609

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