Form 10-Q
period 1996-09-30
DEVELOPMENT PARTNERS III
filed 1996-11-15
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period Ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-18531

                            Development Partners III
                      (A Massachusetts Limited Partnership)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-3017036
--------------------------------------------------------------------------------
                     (State or other jurisdiction of (I.R.S.
                     Employer incorporation or organization)
                               Identification No.)

                  5110 Langdale Way, Colorado Springs, CO 80906
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 576-5122
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                   ASSETS
                                             September 30
                                                 1996          December 31,
                                              (Unaudited)           1995
Property, at cost (Notes 2, 3, and 4):
  Land ....................................   $  2,976,100    $  2,976,100
  Buildings and improvements ..............      7,648,060       7,648,060
  Equipment, furnishings and fixtures .....        887,984         839,894
                                              ------------    ------------

                                                11,512,144      11,464,054
  Less accumulated depreciation ...........     (1,931,546)     (1,752,197)
                                              ------------    ------------

                                                 9,580,598       9,711,857

Cash and cash equivalents (Notes 2 and 3)..        212,382         367,213
Short-term investments (Note 2) ...........        566,072         746,532
Due from affiliates .......................          4,926            --
Real estate tax escrow ....................         96,034          23,685
Deposits ..................................          1,950            --
Deferred expenses, net of accumulated
  amortization of $89,705 and $72,888 (Note 2)      16,817          33,638

                                              ============    ============
         Total assets .....................   $ 10,478,779    $ 10,882,925
                                              ============    ============

                    LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable (Note 5)                  6,913,827     6,994,549
Accrued expenses .............                    178,575       103,070
Due to affiliates (Note 7) ...                                    5,318

Tenant security deposits .....                     25,308        33,860

         Total liabilities ...                  7,117,710     7,136,797


Minority Interest (Note 4) ...                  1,395,413     1,556,486
Partners' equity (Note 6) ....                  1,965,655     2,189,642
                                               -----------
         Total liabilities and                $10,478,779   $10,882,925
partners' equity
                                               ===========   ===========








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  -------------


                                             Nine Months Ended                  Three Months Ended
                                                September 30                      September 30
                                             1996            1995              1996             1995
                                             ----            ----              ----             ----
Revenue:
   Rental income ......................   $ 1,045,915    $ 1,153,245    $   277,315    $   344,767
   Interest Income ....................   $    35,061    $    48,355    $     9,534    $    14,358

                                          -----------    -----------    -----------    -----------
                                          $ 1,080,976    $ 1,201,600    $   286,849    $   359,125

Expenses:
   Operating Expenses .................   $   425,575    $   444,416    $   146,241    $   148,682
   Interest ...........................       476,265        482,999        158,141        160,437
   Depreciation and amortization ......       196,167        279,038         65,389         93,012
   General and administrative (Note 7)        120,323         46,966         22,148         17,123
                                          -----------    -----------    -----------    -----------
                                            1,218,330      1,253,419        391,919        419,254
                                          -----------    -----------    -----------    -----------

Net loss before minority interest .....      (137,354)       (51,819)      (105,070)       (60,129)
Minority interests' equity in
  subsidiary net (income) loss (Note 4)        13,281         12,221        (15,671)        23,064
                                          -----------    -----------    -----------    -----------

Net loss ..............................   ($  124,073)   ($   39,598)   ($  120,741)   ($   37,065)
                                          ===========    ===========    ===========    ===========

Net loss allocated to:
  General Partners ....................   ($    1,241)   ($      396)   ($    1,207)   ($      371)

  Per unit of Investor Limited
    Partner interest:
       7,401 Units issued .............        (16.60)         (5.30)        (16.15)         (4.96)











                                         DEVELOPMENT PARTNERS III
                                  (A Massachusetts Limited Partnership)
                                              AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                               (Unaudited)
                                              -------------

                                                  Investor        Total
                                   General         Limited       Partners'
                                   Partners        Partners       Equity

Balance at December 31, 1994        (20,915)     2,391,510      2,370,595

Cash distributions ..........       (12,115)      (141,359)      (153,474)

Net loss ....................          (275)       (27,204)       (27,479)
                                -----------    -----------    -----------

Balance at December 31, 1995        (33,305)     2,222,947      2,189,642

Cash distributions ..........                      (99,914)       (99,914)

Net loss ....................        (1,241)      (122,832)      (124,073)
                                -----------    -----------    -----------

Balance at September 30, 1996   ($   34,546)   $ 2,000,202    $ 1,965,655
                                ===========    ===========    ===========















                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                  -------------

                                                              Nine Months Ended
                                                                 September 30
                                                              1996            1995
                                                              ----            ----
Cash flows from operating activities:
  Interest received .................................   $    44,868    $    37,565
  Cash received from rents ..........................     1,037,363      1,151,969
  Administrative expenses ...........................      (136,367)       (59,713)
  Rental operations expenses ........................      (416,614)      (426,193)
  Interest paid .....................................      (476,265)      (483,279)
                                                        -----------    -----------

Net cash provided by operating ......................        52,985        220,349
activities

Cash flows from investing activities:
  Purchase of fixed assets ..........................       (48,092)        (8,943)
  Purchase of short-term investments ................          --             --
 Cash (paid for) received from short-term investments       170,653        436,466
                                                        -----------    -----------

Net cash provided (used) by investing ...............       122,561        427,523
activities

Cash flows from financing activities:
  Distributions to partners .........................       (99,914)      (117,452)
  Payments on mortgage note payable .................       (80,722)       (73,707)
  Distributions paid to minority ....................      (147,791)       (76,752)
interest
                                                        -----------    -----------

Net cash provided (used) by financing ...............      (330,377)      (267,911)
activities
                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents       (154,831)       379,961

Cash and cash equivalents at beginning of ...........       367,213        112,235
year
                                                        -----------    -----------

Cash and cash equivalents at end of .................   $   212,382    $   492,196
year
                                                         ===========   ===========





                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                      Increase (decrease) in cash and cash
                                   equivalents
                                  -------------


Reconciliation of net loss to net cash provided by operating activities:


                                                           Nine Months Ended
                                                             September 30
                                                             1996         1995
                                                          ---------    ---------
Net loss .............................................   ($124,073)   ($ 39,598)
Adjustments to reconcile net loss to net
cash
  provided by operating activities:
Depreciation and amortization ........................     196,167      279,038
Minority interests' equity in subsidiary income (loss)     (13,281)     (12,221)
Change in assets and liabilities net of
effects
  from investing and financing
activities:
    (Increase) decrease in interest ..................       9,807      (10,790)
receivable
    Decrease (increase) in real estate tax ...........     (72,349)     (11,948)
escrow
    Increase (decrease) in accounts
      payable and accrued expenses ...................      75,510       26,872
    (Decrease) increase in due to ....................     (10,244)      (9,728)
affiliates
    (Decrease) increase in rents received in advance .        (101)

    (Decrease) increase in tenant security deposits ..      (8,552)      (1,175)
                                                           --------    ---------

Net cash provided by operating .......................   $  52,985    $ 220,349            0
activities
                                                          =========    =========






================================================================================
                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

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

The accompanying consolidated financial statements present the activity of the Partnership for the years ended September 30, 1996, and 1995.

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

         C.  Short-term Investments

         At September 30, 1996, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $566,072, which mature in March 1997. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value.
         There was no cumulative effect recorded as a result of this accounting change.

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

3.  Cash and cash equivalents

Cash and cash equivalents at September 30, 1996 and 1995 consisted of the following:

                                                     1996             1995
                                                     ----             ----
          Cash on hand (Sweep Account)        $    212,382      $     35,935
          Certificates of deposit                                    200,000
          Money market accounts                      _               131,278
                                                  -------            -------
                                                  $212,382          $367,213
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

At September 30, 1996, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively to Casabella Associates. $3,845,154 of this amount was used to purchase the majority interest in the Casabella Joint Venture referred to in the preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $215,564 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

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

The minority interest joint venture partner had insufficient basis to absorb its respective share of losses, therefore, for financial statement purposes the excess of losses over basis has been charged against the majority interest. Future minority interest income, if any, from the Casabella Joint venture will be credited against minority interest losses previously absorbed by the majority interest. At September 30, 1996 the minority interest losses absorbed by the majority interest totaled $10,526.

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

Accrued interest at September 30, 1996 and December 31, 1995 consisted of $26,594 and $26,594, respectively, all pertaining to Casabella.

The aggregate principal amounts of long term borrowings due during the calendar years 1996 and 1997 are $108,875 and $6,885,674, respectively.

The $6,913,827 principal balance of the mortgage note payable appearing on the consolidated balance sheet approximates the fair value of such note.

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

7.  Related Party Transactions

Due to affiliates at September 30, 1996 and December 31, 1995 consisted of $1,074 and $5,318 of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1996, and 1995, general and administrative expenses included $27,550 and $20,921, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During the years ended September 30, 1996, and 1995, $58,365 and $58,538, respectively, of property management fees were paid.

8. Subsequent Event:


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

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. Thus far in 1996, the aggregate net decrease in working capital reserves was $335,291. This decrease resulted primarily from cash provided by operations of $52,985, offset by distributions to partners of $99,914, distributions paid to DPI and DPII of $147,791, purchases of fixed assets in the amount of $48,092 and $80,722 of principal payments on mortgage notes payable.

Property Status

Casabella

As of September 30, 1996, the property was 73% occupied, compared to 90% approximately one year ago. At September 30, 1996 and 1995, the average monthly rents collected for the various unit types were as follows:

  Unit Type                                              1996              1995
  ---------                                              ----              ----
  One bedroom two bath w/den                             820               $805
  Two bedroom two bath                                   940                930
  Two bedroom two bath w/den                           1,185              1,136

Results of Operations

The Partnership's operating results for the nine months ended September 30, 1996 consisted of interest earned on short-term investments of $35,061, general and administrative expenses of $119,940, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                             $1,046,970

           Expenses:
             General & Administrative                                 383
             Operations                                           421,558
             Depreciation and amortization                        196,167
             Interest                                             476,265
                                                          ----------------
                                                                1,094,373
                                                          ----------------
           Net income (loss)                                    $(47,403)
                                                          ================

The Partnership's operating results for the nine months ended September 30, 1995 consisted of interest earned on short-term investments of $47,292, general and administrative expenses of $41,566, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                            $1,154,308

           Expenses:
             General and administrative                            5,400
             Operations                                          444,416
             Depreciation and amortization                       279,038
             Interest                                            482,999
                                                          ---------------
                                                               1,211,853
                                                          ---------------
           Net income (loss)                                   ($57,545)
                                                          ===============

The Partnership's operating results for the three months ended September 30, 1996 consisted of interest earned on short-term investments of $9,534, general and administrative expenses of $22,148, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                                 277,353

           Expenses:
             General and administrative                                  0
             Operations                                            145,224
             Depreciation and amortization                          65,389
             Interest                                              158,141
                                                          -----------------
                                                                   368,754
                                                          -----------------
           Net income (loss)                                     $(91,401)
                                                          =================

The Partnership's operating results for the three months ended September 30, 1995 consisted of interest earned on short-term investments of $14,079, general and administrative expenses of $15,323, and the income (loss) allocated from Casabella consisting of the following:

           Revenue                                              $345,046

           Expenses:
             General and administrative                            1,800
             Operations                                          148,682
             Depreciation and amortization                        93,012
             Interest                                            160,437
                                                          ---------------
                                                                 403,931
                                                          ---------------
           Net income (loss)                                   ($58,885)
                                                          ===============


Comparison of Operating Results for the Nine Months Ended September 30, 1996 and 1995:


Interest income decreased by 26% as a result of lower amount of working capital invested in the Partnership's short term investments. Transition costs associated with the outsourcing of much of the Partnership's administration work to an administration agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado has temporarily increased first half 1996 operating expenses. Furthermore, consistent with the Partnership's disposition strategy, annual audit fees were moved from the property level to the investment partnership level to more accurately present on-site operational costs of the properties. Consequently, the total general and administrative expenses of the Partnership increased $84,879 (99%)in the first nine months of 1996 as compared with the same period in 1995, but are expected to decline. In addition, the one-time cost of the Evans Withycombe termination ($40,845) and its related legal cost were incurred in May and June of 1996. The overall operating expenses for the Property decreased by $24,383 (5%).

Thus far in 1996, the Partnership has made the following cash distributions to its Partners:

                                                                Total
         Limited Partners                               $99,914
         General Partners
                                                        $99,914

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





Date:____________________________, 1996