Form 10-K
period 1996-12-31
DEVELOPMENT PARTNERS III
filed 1997-03-31
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1996

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

                   Documents incorporated by reference: None

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

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI"), a Phoenix based residential development, construction and management firm and developer of the property known as Casabella, which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of Casabella. In consideration of a payment by the Partnership, Development Partners (A Massachusetts Limited Partnership) ("DPI"), and Development Partners II (A Massachusetts Limited Partnership) ("DPII"), to EWI totaling $109,741 ($38,345 of which was the partnership's portion) and the delivery of certain mutual releases, EWI (i) relinquished its contract to manage Casabella and its option to exercise its rights to first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership, DPI and DPII (while preserving the economic interest of the venture in these Joint Ventures), which resulting in the dissolution of the Casabella Joint Venture. EWI may share in the cash flow distributions or proceeds for sale if certain performance levels are met.

The primary business of the Partnership is to invest in, operate, and ultimately dispose of a 154-unit residential property known as Casabella through its joint venture interest. The Partnership's acquisition is described below in Item 2. Properties as well as in Note 5 of the Notes to Consolidated Financial Statements included in this report and incorporated herein by reference thereto.

The Partnership expects to sell Casabella at some future time, taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners. Proceeds from the sale, financing or refinancing of Casabella will not be reinvested by the Partnership, but will be distributed to the partners, so that the Partnership will, in effect, be self-liquidating.

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

On-site management of Casabella, is currently provided by an affiliate of the General Partner. The terms of such property management services between the Partnership and the property manager are embodied in a written management agreement. The property manager receives management fees which are competitive with those obtainable in arm's-length negotiations with independent parties providing comparable services in the locality in which the property is located. Such fees will not exceed 4% of the gross revenues from the property. It is the responsibility of the General Partners to select or approve the property manager and to supervise its performance. The property manager is responsible for on-site operations and maintenance, generation and collection of rental income, and payment of operating expenses.

The difference between rental income and expenses related to operations, including items such as local taxes and assessments, utilities, insurance premiums, maintenance, repairs and improvements (and reserves therefor), bookkeeping and payroll expenses, legal and accounting fees, property management fees and other expenses incurred, will constitute the property's operating cash flow. The Partnership's internal administrative expenses will be paid out of the Partnership's share of such cash flow from the property and from interest income which the Partnership earns on its short-term investments.

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


ITEM 2.           PROPERTIES

On September 28, 1990, the Partnership purchased an approximate 53% interest in Casabella Associates ("Associates"), a general partnership consisting of the Partnership and two other affiliated partnerships. Under the terms of the purchase, the Partnership contributed $2,500,000 to Associates. Associates owns and operates a 154-unit multifamily rental property located in Scottsdale, Arizona, known as Casabella. The ownership was formerly structured as a Joint Venture of which Associates owned a majority interest. With regard to the termination of the Casabella Joint Venture see Note 5 of Notes to Consolidated Financial Statements.

Associates has been designated as the managing joint venture partner of Casabella and will control all decisions regarding the operation and sale of the property. In addition to its $2,500,000 contribution to Associates, the Partnership incurred $280,930 of acquisition expenses as of December 31, 1996.

As of February 28, 1997, the property was 99% occupied, compared to 98% approximately one year ago. At December 31, 1996 and 1995, the market rents for the various unit types were as follows:

       Unit Type .............................             1996             1995
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  820           $  820
Two bedroom two bath .........................              950              943
Two bedroom two bath w/den ...................            1,185            1,170

ITEM 3.           LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership or the joint venture in which it owns an interest is a party, or of which the property is the subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                                      PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of holders of Units as of December 31, 1996 was 317.

Distributions will be made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1996 and 1995 were paid as follows:

Quarter Ended ........................         Payment Date               Amount
--------------------------------------         -----------------         -------
March 31, 1995 .......................         May 15, 1995              $33,305
June 30, 1995 ........................         August 15, 1995           $33,305
September 30, 1995 ...................         November 15, 1995         $33,305
December 31, 1995 ....................         February 15, 1996         $33,305
March 31, 1996 .......................         May 15, 1996              $33,305
June 30, 1996 ........................         August 15, 1996           $33,305
September 30, 1996 ...................         November 15, 1996         $33,305
December 31, 1996 ....................         February 28, 1997         $33,305


ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by Coopers & Lybrand, LLP, whose reports for the periods ended December 31, 1996, 1995 and 1994 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.


                                                                              Year Ended
                                               -------------------------------------------------------------------------
                                                    12/31/96       12/31/95       12/31/94      12/31/93       12/31/92
Rental income                                     $1,361,622     $1,579,782     $1,544,449    $1,462,062     $1,370,005
Net loss                                          ($229,558)      ($27,479)      ($25,059)     ($52,046)     ($142,453)

Net loss allocated to Partners:
   Limited Partners - Per Unit
      Aggregate 7,401 Units                         ($30.71)        ($3.68)        ($3.35)       ($6.96)       ($19.06)
   General Partners                                 ($2,296)         ($275)         ($251)        ($520)       ($1,425)

Cash distributions to Partners:
   Limited Partners:
      Weighted average per Unit                       $18.00         $19.10         $16.40         $7.00          $3.25
   General Partners                                  $11,584        $12,115        $10,554        $4,505         $2,092

Total assets                                     $10,192,774    $10,882,925    $11,229,315   $11,632,967    $11,961,537
Long term obligations                             $6,885,673     $6,994,549     $7,093,963    $7,184,739     $7,267,626

Long term obligations become due in 1997. The Partnership intends to refinance this note prior to the due date, although there can be no assurance that the Partnership will be able to do so.. See Note 6 in Notes to Consolidated Financial Statements.


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

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. In 1996, the aggregate net decrease in working capital reserves was $581,967. This decrease resulted primarily from cash provided by operations of $54,292, offset by fixed asset purchases of $156,015, distributions to the minority partners with respect to their interest in Associates of $220,331, distributions to partners of $133,218 and $108,873 of principal payments on mortgage notes payable.

In 1995, the aggregate net decrease in working capital reserves was $15,179. This decrease resulted primarily from cash provided by operations of $369,025, offset by fixed asset purchases of $47,771, distributions to the minority partners with respect to their interest in Associates of $86,112, distributions to partners of $153,474 and $99,414 of principal payments on mortgage notes payable.

The Partnership's future ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of Casabella. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing or sale of Casabella and the collection of any mortgage receivable which may result from such sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1997 are adequate to meet the Partnership's operating cash needs in the coming year. With regard to certain balloon payments on existing first mortgage debt on the Partnership's property, the General Partners do not anticipate having sufficient cash from operations in 1997 to retire this mortgage note payable. As these mortgage notes payable are due in fiscal 1997, the partnership will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties on a long term basis, although there can be no assurance that the Partnership will be able to do so. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of December 31, 1996. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.

Results of Operations

The Partnership's operating results for the year ended December 31, 1996 consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results appears below:

                                                         Casabella    Partnership      Consolidated
                                           Casabella    Associates          Level            Totals
Revenue                                   $1,362,677       $29,171        $10,822        $1,402,670

Expenses:
  General and administrative                     383         5,840        141,151           147,374
  Operating expenses                         656,435         9,443          3,000           668,878
  Depreciation and amortization              266,730       -              -                 266,730
  Interest                                   633,360       -              -                 633,360
                                       -------------- ------------- --------------  ----------------
                                           1,556,908        15,283        144,151         1,716,342
                                       -------------- ------------- --------------  ----------------

Net income (loss) before minority          (194,231)        13,888      (133,329)         (313,672)
interest

Minority Interests' share of
   net loss                                  -              84,114        -                  84,114
                                       -------------- ------------- --------------  ----------------

Net income (loss)                         ($194,231)       $98,002     ($133,329)        ($229,558)
                                       ============== ============= ==============  ================

The Partnership's operating results for the year ended December 31, 1995 consisted of interest earned on short-term investments, general and administrative  expenses,  amortization  expense,  and its  share of the  income
(loss) from Casabella Associates and Casabella Joint Venture. A summary of these operating results appears below:

                                                            Casabella    Partnership    Consolidated
                                            Casabella      Associates          Level          Totals
Revenue                                    $1,581,184         $43,131        $17,883      $1,642,198

Expenses:
  General and administrative                    7,200           3,000         62,895          73,095
  Operating expenses                          561,516        -               -               561,516
  Depreciation and amortization               375,234        -               -               375,234
  Interest                                    642,857        -               -               642,857
                                        -------------- --------------- -------------- ---------------
                                            1,586,807           3,000         62,895       1,652,702
                                        -------------- --------------- -------------- ---------------

Net income (loss) before minority             (5,623)          40,131       (45,012)        (10,504)
interest

Minority Interests' share of
   net income                                 -              (16,975)        -              (16,975)
                                        -------------- --------------- -------------- ---------------

Net income (loss)                            ($5,623)         $23,156      ($45,012)       ($27,479)
                                        ============== =============== ============== ===============

The Partnership's operating results for the year ended December 31, 1994 consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella Joint Venture. A summary of these operating results appears below:

                                                        Casabella      Partnership     Consolidated
                                        Casabella      Associates            Level           Totals
Revenue                                $1,545,625         $29,480          $12,207       $1,587,312

Expenses:
  General and administrative                7,494           2,558           44,675           54,727
  Operations                              521,969         -               -                 521,969
  Depreciation and amortization           371,172         -                  2,567          373,739
  Interest                                651,528         -               -                 651,528
                                      ------------  --------------  ---------------  ---------------
                                        1,552,163           2,558           47,242        1,601,963
                                      ------------  --------------  ---------------  ---------------

Net income (loss) before minority         (6,538)          26,922         (35,035)         (14,651)
interest

Minority Interests' share of
   net income                              -             (10,408)         -                (10,408)
                                      ------------  --------------  ---------------  ---------------

Net income (loss)                        ($6,538)         $16,514        ($35,035)        ($25,059)
                                      ============  ==============  ===============  ===============

Comparison of 1996 and 1995 Operating Results

In accordance with its dispositions strategy, the Partnership incurred one time costs associated with the Evans Withycombe termination ($38,345) and the related legal costs. (Refer to Note 5 of the Consolidated Financial Statement.) In addition, the Partnership incurred one-time costs associated with its property interior and exterior refurbishment program, the change in on-site management following the Evans Withycombe termination, the outsourcing of much of the Partnership's administration work to an administrative agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado. Consequently, competitive pressures and disposition-related activities led to a decrease in total revenue of $239,528 (15%), rental operating expenses (including advertising, promotion, apartment locator and concession costs) to increase by $107,362 or 19% over the prior year and total general and administrative expenses of the Partnership increased $74,279 (102%) over the prior year. Fixed asset purchases increased $156,015, consisting of such items as carpet, appliances, equipment for fitness center facilities, and remodeling features. However, distributions to partners remained the same as 1995.

Comparison of 1995 and 1994 Operating Results

Total revenue increased $54,886 or 3% due primarily to higher rental rates resulting in increased rental income of $35,333. In addition, interest income increased $19,553 or 46% in 1995, as a result of higher interest rates earned on money market accounts and short-term investments. Rental operating expenses increased $39,547, or 8% over the prior year due primarily to increased real estate taxes and maintenance and advertising and promotion costs.. General and administrative expenses increased $18,368 or 34%, due primarily to increased salary expense allocations and legal costs and printing and mailing costs associated with the voluntary withdrawal of a general partner of the Partnership. Fixed asset purchases increased $38,993. Distributions to partners increased $21,544, or 16% from 1994.

Projected 1997 Operating Results

Although there can be no assurance that the Partnership will dispose of any or all of its properties during 1997, consistent with the Partnership's disposition strategy the Partnership will continue to seek to do so. In the event that the Partnership were to dispose of any property during 1997, operating results of the Partnership would vary significantly from those achieved in prior periods.

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

Individual General Partners

Stephen B. Boyle, age 56, is President, Executive Officer and Director of L'Auberge Communities, Inc. and a general partner and co-founder of LP L'Auberge Communities, a California Limited Partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

In September 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership.

GP L'Auberge Communities, L.P.

Information as to the directors and executive officers of L'Auberge Communities, Inc., a general partner of GP L'Auberge Communities, L.P., which is a general partner of the Partnership, and its affiliates, is set forth below. There are no familial relationships between or among any officer and any other officer or director.

      Name                                       Position

Stephen B. Boyle                    See above

Earl C. Robertson                   Executive Vice President and Chief Financial
                                         Officer

Donna Popke                         Vice President and Secretary


Earl C. Robertson, age 48, has been a senior development officer, partner and consultant in several prominent real estate development companies for over twenty years, including Potomac Investment Associates, developers of planned golf course communities nationwide. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle. He joined L'Auberge Communities, Inc. in June 1995.

Donna Popke, age 37, joined L'Auberge Communities, Inc. in July, 1995 and holds the title of Vice President and Secretary. Prior to joining L'Auberge Communities, Inc., Ms. Popke was employed by Olive & Associates in the field of public accounting for six years and later from 1989 to 1995 with David R. Sellon & Company, a Colorado Springs land development company.

ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 21, 1997, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units. None of the General Partners nor any of their directors and officers owns Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1996, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Notes 7 and 8 in the Notes to Consolidated Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash From 1996 Operations to be distributed
  to the General Partners                                               $11,584

Allocation of Loss to the General Partners                             ($2,296)
Property management fees paid to an affiliate of
the General Partners                                                    $37,735

Reimbursements to General Partners                                      $35,441

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1,2            See Page F-2

       3              See Exhibit Index contained herein

(b)                   Reports on Form 8-K

                      The Partnership has not filed, and was not required to file, any reports on Form 8-K during the last quarter of 1996

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


                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)

      By: GP L'Auberge Communities, L.P., A California Limited Partnership,
                                 General Partner

              By: L'Auberge Communities, Inc., its General Partner



                  By: ____/s/ Earl C. Robertson________________
                 Earl C. Robertson, Executive Vice President and
                             Chief Financial Officer

                              Date: March 26, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                    Date



___/s/ Stephen B. Boyle _____    Director, President and         March 26, 1997
   --------------------
  STEPHEN B. BOYLE               Principal Executive
                                 Officer of L'Auberge
                                 Communities, Inc.



___/s/ Earl C. Robertson _       Executive Vice President and     March 26, 1997
   ---------------------
  EARL C. ROBERTSON              Principal Financial Officer of
                                 L'Auberge Communities, Inc.

                                                                F-3










                                   APPENDIX A

                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY
                                    ---------












                        CONSOLIDATED FINANCIAL STATEMENTS

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      For the year ended December 31, 1996

                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                           F-3


Consolidated Balance Sheets at December 31, 1996 and 1995 ...............   F-4

Consolidated Statements of Operations for the years ended
December 31, 1996, 1995 and 1994 ........................................   F-5

Consolidated Statements of Partners' Equity (Deficit) for the years ended
December 31, 1996, 1995 and 1994 ........................................   F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994 ..................................   F-7 -- F-8

Notes to Consolidated Financial Statements .................... .... F-9 -- F-14


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                                         Report of Independent Accountants


To the Partners of
Development Partners III
(A Massachusetts Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Development Partners III (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1996 and 1995, the related consolidated statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Development Partners III (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




Denver, Colorado
February 28, 1997

                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 --------------


                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 --------------

                                      F-18
                                      F-19
                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995
                                 ---------------

                                     ASSETS


                                                                              1996              1995
                                                                              ----              ----
Property, at cost
  Land                                                                       $2,976,101         $2,976,100
  Buildings and improvements                                                  7,648,060          7,648,060
  Equipment, furnishings and fixtures                                           995,909            839,894
                                                                         ---------------   ----------------

                                                                             11,620,070         11,464,054
  Less accumulated depreciation                                             (1,996,504)        (1,752,197)
                                                                         ---------------   ----------------

                                                                              9,623,566          9,711,857

Cash and cash equivalents                                                       531,778            367,213
Short-term investments                                                                             746,532
                                                                         -
Real estate tax escrow                                                           24,268             23,685
Deposits                                                                          1,950                -
Deferred expenses, net of accumulated
  amortization of $100,918 and $78,492                                           11,212             33,638

                                                                         ===============   ================
         Total assets                                                       $10,192,774        $10,882,925
                                                                         ===============   ================

                                                  LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable                                                        $6,885,673         $6,994,549
Accounts payable and accrued expenses                                           208,425            103,070
Due to affiliates (Note 8)                                                        3,012              5,318
Tenant security deposits                                                         24,834             33,860
Rents received in advance                                                         3,507           -
Minority Interest                                                             1,252,041          1,556,486
                                                                         ---------------   ----------------

         Total liabilities                                                    8,377,492          8,693,283


Partners' equity                                                              1,815,282          2,189,642
                                                                         ---------------   ----------------

        Total liabilities and                                               $10,192,774        $10,882,925
partners' equity
                                                                         ===============   ================


                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1996, 1995 and 1994

                                  -------------




                                                              1996            1995              1994
                                                              ----            ----              ----
Revenue:
   Rental income                                            $1,361,622       $1,579,782         $1,544,449
   Interest Income                                              41,048           62,416             42,863

                                                          -------------  ---------------   ----------------
                                                             1,402,670        1,642,198          1,587,312

Expenses:
   Operating Expenses                                          668,878          561,516            521,969
   Interest                                                    633,360          642,857            651,528
   Depreciation and amortization                               266,730          375,234            373,739
   General and administrative                                  147,374           73,095             54,727
                                                          -------------  ---------------   ----------------
                                                             1,716,342        1,652,702          1,601,963
                                                          -------------  ---------------   ----------------

Net loss before minority interest                            (313,672)         (10,504)           (14,651)
Minority interests' equity in
  subsidiary net (income) loss                                  84,114         (16,975)           (10,408)
                                                          -------------  ---------------   ----------------

Net loss                                                    ($229,558)        ($27,479)          ($25,059)
                                                          =============  ===============   ================

Net loss allocated to:
General Partners                                              ($2,296)           ($275)             ($251)


Per unit net loss of Investor Limited Partner interest:
  7,401 Units issued                                          ($30.71)          ($3.68)            ($3.35)


                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the years ended December 31, 1996, 1995 and 1994
                                  -------------

                                                                            Investor            Total
                                                            General         Limited           Partners'
                                                            Partners        Partners           Equity

Balance at December 31, 1993                                 ($10,110)       $2,537,694         $2,527,584

Cash distributions                                            (10,554)        (121,376)          (131,930)

Net loss                                                         (251)         (24,808)           (25,059)
                                                          -------------  ---------------   ----------------

Balance at December 31, 1994                                  (20,915)        2,391,510          2,370,595

Cash distributions                                            (12,115)        (141,359)          (153,474)

Net loss                                                         (275)         (27,204)           (27,479)
                                                          -------------  ---------------   ----------------

Balance at December 31, 1995                                  (33,305)        2,222,947          2,189,642

Cash distributions                                            (11,584)        (133,218)          (144,802)

Net loss                                                       (2,296)        (227,262)          (229,558)
                                                          -------------  ---------------   ----------------

Balance at December 30, 1996                                 ($47,185)       $1,862,467         $1,815,282
                                                          =============  ===============   ================

                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1996, 1995 and 1994

                                  -------------



                                                              1996            1995              1994
                                                              ----            ----              ----
Cash flows from operating activities:
  Interest received                                            $56,920          $59,849            $32,665
  Cash received from rents                                   1,356,103        1,579,281          1,548,035
  General and administrative expenses                        (144,439)         (77,117)           (42,680)
  Operating expense                                          (580,518)        (549,753)          (522,483)
  Interest paid                                              (633,774)        (643,235)          (651,873)
                                                          -------------  ---------------   ----------------

Net cash provided by operating                                  54,292          369,025            363,664
activities

Cash flows from investing activities:
  Purchase of fixed assets                                   (156,015)         (47,771)            (8,778)
Cash (paid for) received from short-term investments          730,660          272,724           (52,701)
                                                          -------------  ---------------   ----------------

Net cash provided (used) by investing                          574,645          224,953           (61,479)
activities

Cash flows from financing activities:
  Distributions to partners                                  (133,218)        (153,474)          (131,930)
  Payments on mortgage note payable                          (108,873)         (99,414)           (90,776)
  Distributions paid to minority                             (220,331)         (86,112)          (173,160)
interest
  Cash paid for deposits                                       (1,950)         -                  -
                                                          -------------  ---------------   ----------------

Net cash used by financing activities                        (464,372)        (339,000)          (395,866)
                                                          -------------  ---------------   ----------------

Net increase (decrease) in cash and cash equivalents           164,565          254,978           (93,681)

Cash and cash equivalents at beginning of                      367,213          112,235            205,916
year
                                                          -------------  ---------------   ----------------

Cash and cash equivalents at end of                           $531,778         $367,213           $112,235
year
                                                          =============  ===============   ================

Non cash financing activities:
  Accrual of distribution to                                   $11,584
Partners


                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1996, 1995 and 1994

                                  -------------


Reconciliation of net loss to net cash provided by operating activities:




                                                              1996            1995              1994
                                                              ----            ----              ----
Net loss                                                    ($229,558)        ($27,479)          ($25,059)
Adjustments to reconcile net loss to net
cash
  provided by operating activities:
Depreciation and amortization                                  266,730          375,234            373,739
Minority interests' equity in subsidiary income (loss)        (84,114)           16,975             10,408
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease (increase) in interest                             15,871          (2,567)           (10,198)
receivable
    Decrease (increase) in real estate tax                       (583)            3,748              7,909
escrow
    (Decrease) increase in accounts
      payable and accrued expenses                              93,771           10,168            (7,861)
    (Decrease) increase in due to                              (2,306)          (6,553)             11,140
affiliates
    (Decrease) increase in rents received in advance             3,507            (101)                101
    (Decrease) increase in tenant security deposits            (9,026)            (400)              3,485
                                                          -------------  ---------------   ----------------

Net cash provided by operating                                 $54,292         $369,025           $363,664
activities
                                                          =============  ===============   ================

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

The Partnership will continue until December 31, 2018, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, or as otherwise provided in the Partnership Agreement.

2.  Significant Accounting Policies

         A. Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiary Casabella Associates. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting. Refer to Note 5 regarding the termination of the Casabella Joint Venture.

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

         C.  Short-term Investments

         At December 31, 1995, short term investments consisted solely of various forms of U. S. Government backed securities, with an aggregate par value of $750,000, which matured in February 1996. As of December 31, 1996 there were no short term investments. Investments are recorded at amortized cost, which approximates market value


         D. Significant Risks and Uncertainties

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

         E. Depreciation

         Depreciation is provided for by the use of the straight-line method over the estimated useful lives as follows:

         Buildings and improvements .................          39-40 years
         Equipment, furnishings and fixtures ..  .....          5-15 years

         F.  Deferred Expenses

         Costs of obtaining the mortgage on Casabella are being amortized over the mortgage term using the straight-line method, which approximates the effective interest method. Any unamortized costs remaining at the date of refinancing are expensed in the year of refinancing.

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

         I. Reclassification

         Certain items in the financial statements for the years ended December 31, 1995 and 1994 have been reclassified to conform to the 1996 presentation

         J. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment. On a quarterly basis, the Partnership evaluates the recoverability of the rental property, using undiscounted cash flows from operations.


Property, at cost, consisted of the following at December 31, 1996:

                            Initial Cost                            Costs Capitalized             Amount at Which Carried
                                   to                                   Subsequent to                  At Close of Period
                              Partnership                                Acquisition
                  ------------------------------------   -----------------------------------   -------------------------------

                               Buildings   Equipment,             Buildings   Equipment,            Buildings  Equipment,
       Property                   and      Furnishings               and      Furnishings              and     Furnishings
      Description    Land       Improv.    & Fixtures      Land    Improv.    & Fixtures   Land       Improv.   & Fixtures    Total
----------------------------------------------------   ---------------------------------  -----------------------------------------

Casabella a 154-unit
  residential rental
complex
  located in
Scottsdale,
  Arizona        $2,976,101   $7,639,160   $782,784        -     $8,900    $213,125     $2,976,101  $7,648,060  $995,909 $11,620,070


Depreciation expense for the years ended December 31, 1996, 1995, and 1994, and accumulated depreciation at December 31, 1996 and 1995, consisted of the following:

                                                                          Accumulated Depreciation
                                                  Depreciation Expense          December 31,
                                          1996        1995         1994      1996        1995
Buildings and improvements              $190,254   $191,202     $191,202   $1,149,637    $959,383
Equipment, furnishings and fixtures      $54,053    161,609      157,547      846,867     792,814
                                    --------------------------------------------------------------

                                        $244,307   $352,811     $348,749   $1,996,504  $1,752,197
                                    ==============================================================

Casabella is encumbered by a nonrecourse mortgage note payable (see Note 6).

4.  Cash and cash equivalents

Cash and cash equivalents at December 31, 1996 and 1995 consisted of the following:

                                                          1996              1995
                                                      --------          --------
Cash on hand ...............................          $213,574          $ 35,935
Certificates of deposit ....................           318,204           200,000
Money market accounts ......................              --             131,278
                                                                        --------

                                                      $531,778          $367,213
                                                      ========          ========

5.  Joint Venture and Partnership Acquisitions

On September 28, 1990, the Partnership acquired a majority interest in Casabella Associates, a general partnership comprised of the Partnership, Development Partners (A Massachusetts Limited Partnership) ("DPI"), formerly Berry and Boyle Development Partners, and Development Partners II (A Massachusetts Limited Partnership) ("DPII"), formerly Berry and Boyle Development Partners II. Casabella Associates was formed to acquire a majority interest in the Casabella Joint Venture which owns Casabella, a 154-unit residential property located in Scottsdale, Arizona. Since the Partnership owns a majority interest in Casabella Associates, the accounts and operations of Casabella Associates (including the accounts and operations relating to Casabella Associates' majority interest in the Casabella Joint Venture) have been consolidated into the Partnership.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI also the developed the property known as Casabella.

At December 31, 1996, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively to Casabella Associates. Of the total contributions, $3,845,154 was used to purchase the majority interest in the Casabella Joint Venture referred to in the preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $280,930 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

The Partnership has invested in a single property located in Scottsdale, Arizona. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the area where the Partnership's investment is located.

JANUARY 1, 1996 THROUGH MAY 13, 1996:

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

All losses from operation and depreciation for the Casabella Joint Venture were allocated 99.5% to Associates and 0.5% to the property developer.

All profits from operations of the Casabella Joint Venture were allocated in accordance with distributions of net cash from operations; provided, however, that if any fiscal year has no distributable net cash from operations, profits will be allocated 99.5% to Associates and 0.5% to the property developer.


In the case of certain capital transactions and distributions as defined in the Casabella joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balance in the individual partners' capital accounts.

MAY 14, 1996 THROUGH DECEMBER 31, 1996:


On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of Casabella. The Partnership, DPI, and DPII paid $109,741 to EWI ($38,345 of which was the partnership's portion) and delivered certain mutual releases. EWI (i) relinquished its contract to manage Casabella and its option to exercise its rights to first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership, DPII and DPIII (while preserving the economic interest of the venture in these Joint Ventures), which resulted in the dissolution of the Casabella Joint Venture. EWI may still share in the cash flow distributions or the proceeds from sale of the properties if certain performance levels are met.

6.  Mortgage Note Payable

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage note payable pertaining to Casabella in the original principal amount of $7,320,000. Under the terms of the note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997. As these mortgage notes payable are due in fiscal 1997, the partnership will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties on a long term basis. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of December 31, 1996. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.

Accrued interest included in accrued expenses on the Balance Sheets of the Consolidated Financial Statements at December 31, 1996 and 1995, consisted of $26,180 and $26,594, respectively.

The principal balance of the mortgage note payable appearing on the consolidated balance sheets approximates the fair value of such note at December 31, 1996 and 1995.

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

8.  Related Party Transactions

Due to affiliates at December 31, 1996 and 1995 consisted of $3,012 and $5,318, respectively, of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1996, 1995 and 1994, general and administrative expenses included $35,441, $29,304, and $22,271, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During the years ended December 31, 1996, 1995 and 1994, property management fees of $37,735, $78,663, and $77,227, respectively, were paid to Evans Withycombe, Inc. This represents 5% of the rental revenues. From November 16, 1996 to December 31, 1996, Residential Services-L'Auberge, an affiliate of the General Partner, was paid 4% of the rental revenue for management fees in the amount of $6,612.

                                                   EXHIBIT INDEX

Exhibit
Number
(4)(a)(1) Amended and Restated Certificate and Agreement of Limited Partnership (included as an exhibit to the Partnership's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

(4)(a)(2) Fifteenth Amendment to the Amended and Restated Certificate and Agreement of Limited partnership dated January 13, 1991.

(4)(b) Subscription Agreement included as Exhibit B to Prospectus contained in Amendment No. 2 to the Partnership's Registration Statement No. 33-23240 filed and declared effective January 13, 1989, and incorporated herein by reference.

(10)(a) Agreement of Joint Venture of Casabella Associates dated September 27, 1990 (filed as Exhibit (10)(f) to the Form 10-K of Berry and Boyle Development Partners for the year ended December 31, 1990, and incorporated herein by reference).

(10)(b) Documents pertaining to the $7,300,000 permanent loan for Casabella Joint Venture (filed as an exhibit to the Form 10-K of Berry and Boyle Development Partners for the year ended December 31, 1991, and incorporated herein by reference).

(10)(c) Property Management Agreement between Casabella Associates and L'Auberge Communities Inc. dated November 1, 1996.

(10)(d)       Agreement regarding Casabella Joint Venture

(27)          Financial Data Schedule