Form 10-Q
period 1997-03-31
DEVELOPMENT PARTNERS III
filed 1997-05-14
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period Ended March 31, 1997

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

                                 (719) 576-5122

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

                           CONSOLIDATED BALANCE SHEETS


                                 ---------------

                                     ASSETS
                                                                                 March 31,
                                                                              1997          December 31,
                                                                          (Unaudited)           1996
Property, at cost
  Land                                                                       $2,976,101         $2,976,101
  Buildings and improvements                                                  7,648,060          7,648,060
  Equipment, furnishings and fixtures                                         1,038,604            995,909
                                                                         ---------------   ----------------

                                                                             11,662,765         11,620,070
  Less accumulated depreciation                                             (2,057,583)        (1,996,504)
                                                                         ---------------   ----------------

                                                                              9,605,182          9,623,566

Cash and cash equivalents                                                       471,748            531,778
Real estate tax escrow                                                           50,155             24,268
Deposits                                                                          1,950              1,950
Deferred expenses, net of accumulated
  amortization of $106,524 and $100,918                                           5,606             11,212

                                                                         ===============   ================
         Total assets                                                       $10,134,641        $10,192,774
                                                                         ===============   ================

                                                  LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable                                                        $6,856,872         $6,885,673
Accounts payable and accrued expenses                                           242,628            208,425
Due to affiliates (Note 7)                                                        5,788              3,012
Tenant security deposits                                                         25,755             24,834
Rents received in advance                                                                            3,507
                                                                         -
Minority Interest                                                             1,244,046          1,252,041
                                                                         ---------------   ----------------

         Total liabilities                                                    8,375,089          8,377,492


Partners' equity                                                              1,759,552          1,815,282
                                                                         ---------------   ----------------

        Total liabilities and                                               $10,134,641        $10,192,774
partners' equity
                                                                         ===============   ================








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                  -------------


                                                                       Three months ended
                                                                          March 31,
                                                              1997            1996
                                                              ----            ----
Revenue:
   Rental income                                              $387,829       $1,579,782
   Interest Income                                               5,922           62,416

                                                          -------------  ---------------
                                                               393,751        1,642,198

Expenses:
   Operating Expenses                                          182,748          561,516
   Interest                                                    156,862          642,857
   Depreciation and amortization                                66,684          375,234
   General and administrative                                   17,877           73,095
                                                          -------------  ---------------
                                                               424,171        1,652,702
                                                          -------------  ---------------

Net loss before minority interest                             (30,420)         (10,504)
Minority interests' equity in
  subsidiary net (income) loss                                   7,995         (16,975)
                                                          -------------  ---------------

Net loss                                                     ($22,425)        ($27,479)
                                                          =============  ===============

Net loss allocated to:
General Partners                                                ($224)           ($275)


Per unit net loss of Investor Limited Partner interest:
  7,401 Units issued                                           ($3.00)          ($3.68)






                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                   (Unaudited)
                                  -------------

                                                                            Investor            Total
                                                            General         Limited           Partners'
                                                            Partners        Partners           Equity


Balance at December 31, 1995                                  (33,305)        2,222,947          2,189,642

Cash distributions                                            (11,584)        (133,218)          (144,802)

Net loss                                                       (2,296)        (227,262)          (229,558)
                                                          -------------  ---------------   ----------------

Balance at December 31, 1996                                  (47,185)        1,862,467          1,815,282

Cash distributions                                             -               (33,305)           (33,305)

Net loss                                                         (224)         (22,201)           (22,425)
                                                          -------------  ---------------   ----------------

Balance at March 31, 1997                                    ($47,409)       $1,806,962         $1,759,552
                                                          =============  ===============   ================








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  -------------

                                                                       Three months ended
                                                                          March 31,
                                                              1997            1996
                                                              ----            ----
Cash flows from operating activities:
  Interest received                                             $5,922          $27,748
  Cash received from rents                                     385,243          420,381
  General and administrative expenses                         (27,471)         (22,502)
  Operating expense                                          (162,062)        (152,624)
  Interest paid                                              (156,862)        (159,364)
                                                          -------------  ---------------

Net cash provided by operating                                  44,771          113,639
activities

Cash flows from investing activities:
  Purchase of fixed assets                                    (42,695)          (3,333)
  Purchase of short-term investments                           -               -
  Cash (paid for) received from short-term investments         -                136,015
                                                          -------------  ---------------

Net cash provided (used) by investing                         (42,695)          132,682
activities

Cash flows from financing activities:
  Distributions to partners                                   (33,305)         (33,305)
  Payments on mortgage note payable                           (28,801)         (26,298)
  Distributions paid to minority                                     -         (40,151)
interest
                                                          -------------  ---------------
                                                                         -
Net cash used by financing activities                         (62,106)         (99,754)
                                                          -------------  ---------------

Net increase (decrease) in cash and cash equivalents          (60,030)          146,567

Cash and cash equivalents at beginning of                      531,778          367,213
year
                                                          -------------  ---------------

Cash and cash equivalents at end of                           $471,748         $513,780
year
                                                          =============  ===============








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  -------------


Reconciliation of net loss to net cash provided by operating activities:


                                                                               Three Months Ended
                                                                          March 31,
                                                              1997            1996
                                                              ----            ----
Net loss                                                     ($22,425)        ($11,604)
Adjustments to reconcile net loss to net
cash
  provided by operating activities:
Depreciation and amortization                                   66,684           93,013
Minority interests' equity in subsidiary income (loss)         (7,995)           12,309
Change in assets and liabilities net of effects of
 investing  and  financing activities:
    Decrease (increase) in interest                                 0           18,869
receivable
    Increase in prepaid expense                                (1,621)                -
    Increase in real estate tax escrow                        (24,266)         (23,681)
    Increase in accounts  payable and accrued expenses          34,204           28,413
    (Decrease) increase in due to                                2,776          (1,005)
affiliates
    Decrease in rents received in                              (3,507)
advance                                                                               -
    (Decrease) increase in tenant security deposits                921          (2,675)
                                                          -------------  ---------------

Net cash provided by operating                                 $44,771         $113,639
activities
                                                          =============  ===============

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

On January 13, 1989, the Securities and Exchange Commission declared the Partnership's public offering (the "Prospectus") of up to 80,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on December 28, 1989 at which time the holders of 3,048 Units were admitted into the Partnership. The Partnership continued to admit subscribers monthly thereafter until December 27, 1991, its last closing date. The Partnership terminated the offering on January 13, 1992, having admitted 289 investors acquiring 7,401 Units totaling $3,700,500.

The accompanying consolidated financial statements present the activity of the Partnership for the three months ended March 31, 1997 and 1996.

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

         D. Depreciation

         Depreciation is provided for by the use of the straight-line method over the estimated useful lives as follows:

              Buildings and improvements                      39-40 years
              Equipment, furnishings and fixtures              5-15 years

         E.  Deferred Expenses

         Costs of obtaining the mortgage on Casabella are being amortized over the term of the related mortgage note payable using the straight-line method. Any unamortized costs remaining at the date of refinancing are expensed in the year of refinancing.

         F.  Income Taxes

         The Partnership is not liable for Federal or state income taxes because Partnership income or loss is allocated to the Partners for income tax purposes. If the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income (loss), such change will be reported to the Partners.

         G. Rental Income

         Leases require the payment of rent in advance, however, rental income is recorded as earned.

         H. Reclassification

         I. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership will evaluate the possible impairment of long-lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

3.  Cash and cash equivalents

Cash and cash equivalents at March 31, 1997 and 1996, consisted of the following:

                                   1997             1996
                                   ----             ----
Cash on hand                   $ 254,568          $ 213,574
Certificates of deposit          217,180            318,204
                                 _______            _______
                                $471,748           $531,778
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

At March 31, 1997, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively to Casabella Associates. Of the total contributions, $3,845,154 was used to purchase the majority interest in the Casabella Joint Venture referred to in the preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $280,930 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

The Partnership has invested in a single property located in Scottsdale, Arizona. The success of the Partnership will depend factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the area where the Partnership's investment is located.

JANUARY 1, 1996, THROUGH MAY 13, 1996:

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


MAY 14, 1996, THROUGH MARCH 31, 1997:

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

5.  Mortgage Note Payable

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage note payable pertaining to Casabella in the original principal amount of $7,320,000. Under the terms of the note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997. As these mortgage notes payable are due in fiscal 1997, the partnership will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties on a long term basis. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of March 31, 1997. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.

Accrued interest at March 31, 1997 and December 31, 1996 consisted of $26,180 and $26,180, respectively, all pertaining to Casabella.

The $6,856,872 principal balance of the mortgage note payable appearing on the consolidated balance sheet approximates the fair value of such note.

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

7.  Related Party Transactions

Due to affiliates at March 31, 1997, and December 31, 1996, consisted of $5,788 and $3,012 of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1997 and 1996 general and administrative expenses included $6,410 and $10,050, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During  the  years  ended  March  31,  1997  and  1996,   $15,575  and  $23,466,
respectively, of property management fees were paid.

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

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. In 1997, the aggregate net decrease in working capital reserves was $60,030. This decrease resulted primarily from cash provided by operations of $44,771, offset by fixed asset purchases of $42,695, distributions to partners of $33,305, and $28,801 of principal payments on mortgage notes payable.

The Partnership's future ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of Casabella. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing or sale of Casabella and the collection of any mortgage receivable which may result from such sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1997 are adequate to meet the Partnership's operating cash needs in the coming year. With regard to certain balloon payments on existing first mortgage debt on the Partnership's property, the General Partners do not anticipate having sufficient cash from operations in 1997 to retire this mortgage note payable. As these mortgage notes payable are due in fiscal 1997, the partnership will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties on a long term basis, although there can be no assurance that the Partnership will be able to do so. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of March 31, 1997. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.

Property Status

Casabella

As  of  March  31,  1997,  the  property  was  92%  occupied,  compared  to  96%
approximately one year ago. At March 31, 1997 and 1996, the average monthly rents collected for the various unit types were as follows:

  Unit Type                                           1997                1996
  ---------                                           ----                ----
  One bedroom two bath w/den                          820                  $805
  Two bedroom two bath                                940                   930
  Two bedroom two bath w/den                        1,180                 1,136


Results of Operations

The Partnership's operating results for the three months ended March 31, 1997, consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results appears below:

                                                            Casabella       Partnership       Consolidated
                                             Casabella     Associates             Level             Totals
      Revenue                                 $387,829         $2,847            $3,075           $393,751

      Expenses:
        General and administrative              -               1,543            16,411             17,954
        Operations                             182,671        -                -                   182,671
        Depreciation and amortization           66,684        -                -                    66,684
        Interest                               156,862        -                -                   156,862
                                           ------------ --------------  ----------------  -----------------
                                               406,217          1,543            16,411            424,171
                                           ------------ --------------  ----------------  -----------------

      Net loss before minority                (18,388)          1,304          (13,336)           (30,420)
      interest

      Minority Interests' share of
         net (income) loss                      -               7,995          -                     7,995
                                           ------------ --------------  ----------------  -----------------

      Net income (loss)                      ($18,388)         $9,299         ($13,336)          ($22,425)
                                           ============ ==============  ================  =================

The Partnership's operating results for the three months ended March 31, 1996, consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results appears below:

                                                            Casabella       Partnership       Consolidated
                                             Casabella     Associates             Level             Totals
      Revenue                                 $423,582         $5,471            $2,882           $431,935

      Expenses:
        General and administrative              -             -                  26,229             26,229
        Operations                             150,374        -                   2,250            152,624
        Depreciation and amortization           93,013        -                -                    93,013
        Interest                               159,364        -                -                   159,364

                                           ------------ --------------  ----------------  -----------------
                                               402,751        -                  28,479            431,230
                                           ------------ --------------  ----------------  -----------------

      Net loss before minority                  20,831          5,471          (25,597)                705
      interest

      Minority Interests' share of
         net (income) loss                      -            (12,309)          -                  (12,309)
                                           ------------ --------------  ----------------  -----------------

      Net income (loss)                        $20,831       ($6,838)         ($25,597)          ($11,604)
                                           ============ ==============  ================  =================

Comparison of Operating Results for the Three Months Ended March 31, 1997:

Total revenue decreased by $38,184 or 9%, primarily due to a decrease in rental income as a result of competitive pressure from new apartment properties in the lease up phase in the local market. Operating expenses increased by $30,047 or 20% primarily due to one-time costs of preparing Casabella Apartments for disposition, including an increase of $10,672 in advertising and promotion expense and an increase of $22,000 in repairs and maintenance. General and administrative expenses decreased by $8,275 due to the re-stabilization of the costs associated with Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs.


Thus far in 1997, the Partnership has made the following cash distributions to its Partners:

                                                        Total
         Limited Partners                              $33,305
         General Partners                                  -
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





Date:March 13, 1997