Form 10-Q/A
period 1997-03-31
DEVELOPMENT PARTNERS III
filed 1997-06-17
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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







     EXPLANATORY NOTE: This Amendment is being filed to correct an oversight on the Consolidated Statements of Operations. The financial information for the year ended December 31, 1996 was erroneously included instead of the finanical information for the three months ended March 31, 1996.








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








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                  -------------


                                                               Three months ended
                                                                    March 31,
                                                              1997            1996
                                                              ----            ----
Revenue:
   Rental income                                              $387,829         $423,056
   Interest Income                                               5,922            8,879

                                                          -------------  ---------------
                                                               393,751          431,935

Expenses:
   Operating Expenses                                          182,748          152,624
   Interest                                                    156,862          159,364
   Depreciation and amortization                                66,684           93,013
   General and administrative                                   17,877           26,229
                                                          -------------  ---------------
                                                               424,171          431,230
                                                          -------------  ---------------

Net loss before minority interest                             (30,420)              705
Minority interests' equity in
  subsidiary net (income) loss                                   7,995          (12,309)
                                                          -------------  ---------------

Net loss                                                     ($22,425)         ($11,604)
                                                          =============  ===============

Net loss allocated to:
General Partners                                                ($224)            ($116)


Per unit net loss of Investor Limited Partner interest:
  7,401 Units issued                                           ($3.00)           ($1.55)






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





Date: June 17, 1997