Form 10-Q
period 1997-06-30
DEVELOPMENT PARTNERS III
filed 1997-08-13
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period Ended June 30, 1997

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                                                                            June 30
                                                                                             1997         December 31,
                                                                                          (Unaudited)         1996
                                ASSETS

Property, at cost
  Land                                                                                      $2,976,101       $2,976,101
  Buildings and improvements                                                                 7,648,060        7,648,060
  Equipment, furnishings and fixtures                                                        1,065,643          995,909
                                                                                         --------------   --------------

                                                                                            11,689,804       11,620,070
  Less accumulated depreciation                                                            (2,118,660)      (1,996,504)
                                                                                         --------------   --------------

                                                                                             9,571,144        9,623,566

Cash and cash equivalents                                                                      345,533          531,778
Real estate tax escrow                                                                          73,204           24,268
Deposits                                                                                         1,950            1,950
Deferred expenses, net of accumulated
  amortization of $117,735 and $100,918                                                           -              11,212

                                                                                         ==============   ==============
         Total assets                                                                       $9,991,831      $10,192,774
                                                                                         ==============   ==============

                   LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable                                                                        6,827,410       $6,885,673
Accrued expenses                                                                               170,194          208,425
Due to affiliates (Note 7)                                                                        -               3,012
Tenant security deposits                                                                        26,299           24,834
Rents received in advance                                                                         -               3,507
Minority Interest                                                                            1,235,891        1,252,041
                                                                                         --------------   --------------
         Total liabilities                                                                   8,259,794        8,377,492


General Partner's equity                                                                      (47,684)         (47,185)
Limited Partner's equity                                                                     1,779,721        1,862,467
                                                                                         --------------   --------------

        Total liabilities and partners' equity                                              $9,991,831      $10,192,774
                                                                                         ==============   ==============








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     -------------

                                                             Three Months Ended          Six Months Ended
                                                                    June 30                         June 30
                                                              1997           1996            1997             1996
                                                              ----           ----            ----             ----
Revenue:
   Rental income                                              $374,129        $345,544        $761,958         $768,600
   Interest Income                                              $5,027         $16,648         $10,949          $25,527
                                                          -------------  --------------  --------------   --------------
                                                              $379,156        $362,192        $772,907         $794,127

Expenses:
   Operating Expenses                                         $169,001        $125,330        $351,749         $277,953
   Interest                                                    156,199         158,760         313,061          318,124
   Depreciation and amortization                                66,684          37,765         133,368          130,778
   General and administrative                                   22,942          71,946          40,819           98,175
                                                          -------------  --------------  --------------   --------------
                                                               414,826         393,801         838,997          825,030
                                                          -------------  --------------  --------------   --------------

Net loss before minority interest                             (35,670)        (31,609)        (66,090)         (30,903)
Minority interests' equity in
  subsidiary net (income) loss                                   8,154        (15,671)          16,149         (27,980)
                                                          -------------  --------------  --------------   --------------

Net loss                                                     ($27,516)       ($47,280)       ($49,941)        ($58,883)
                                                          =============  ==============  ==============   ==============

Net loss allocated to:
  General Partners                                              ($275)          ($473)          ($499)           ($589)

  Per unit of Investor Limited
    Partner interest:
       7,401 Units issued                                       (3.68)          (6.32)          (6.68)           (7.88)











                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                   (Unaudited)
                                                     -------------

                                                                                           Investor           Total
                                                                            General         Limited         Partners'
                                                                           Partners        Partners          Equity

Balance at December 31, 1995                                                  (33,305)       2,222,947        2,189,642

Cash distributions                                                            (11,584)       (133,218)        (144,802)

Net loss                                                                       (2,296)       (227,262)        (229,558)
                                                                         --------------  --------------   --------------

Balance at December 31, 1996                                                  (47,185)       1,862,467        1,815,282

Cash distributions                                                               -            (33,305)         (33,305)

Net loss                                                                         (499)        (49,442)         (49,941)
                                                                         --------------  --------------   --------------

Balance at June 30, 1997                                                     ($47,684)      $1,779,721       $1,732,036
                                                                         ==============  ==============   ==============















                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                                     -------------

                                                                                                       Six Months Ended
                                                                                                           June 30
                                                                                             1997             1996
                                                                                             ----             ----
Cash flows from operating activities:
  Interest received                                                                            $10,949          $38,533
  Cash received from rents                                                                     759,916          760,575
  Administrative expenses                                                                     (57,560)        (122,957)
  Rental operations expenses                                                                 (425,185)        (277,953)
  Interest paid                                                                              (313,061)        (318,124)
                                                                                         --------------   --------------

Net cash provided by operating                                                                (24,941)           80,074
activities

Cash flows from investing activities:
  Purchase of fixed assets                                                                    (69,737)          (3,869)
  Cash (paid for) received from short-term investments                                         -                207,404
                                                                                         --------------   --------------

Net cash provided (used) by investing activities                                               (69,737)         203,535

Cash flows from financing activities:
  Distributions to partners                                                                   (33,305)         (66,609)
  Payments on mortgage note payable                                                           (58,263)         (53,201)
  Distributions paid to minority interest                                                            -         (77,591)
  Cash paid for deposits                                                                             -          (1,950)
                                                                                         --------------   --------------

Net cash provided (used) by financing activities                                               (91,568)        (199,351)
                                                                                         --------------   --------------

Net increase (decrease) in cash and cash equivalents                                          (186,245)          84,258

Cash and cash equivalents at beginning of year                                                 531,778          367,213
                                                                                         --------------   --------------

Cash and cash equivalents at end of year                                                       $345,533         $451,471
                                                                                         ===============================





                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                                     -------------


Reconciliation of net loss to net cash provided by operating activities:

                                                                                                Six Months Ended
                                                                                                    June 30
                                                                                             1997             1996
                                                                                             ----             ----
Net loss                                                                                     ($49,941)        ($58,883)
Adjustments to reconcile net loss to net
cash provided by operating activities:
    Depreciation and amortization                                                              133,368          130,778
    Minority interests' equity in subsidiary income (loss)                                     (16,149)          27,980
Change in assets and liabilities net of effects
  from investing and financing activities:
    (Increase) decrease in interest receivable                                                  -               13,006
    Decrease (increase) in real estate tax escrow                                             (48,936)         (47,362)
    Increase (decrease) in accounts payable and accrued expenses                              (38,230)          36,005
    (Decrease) increase in due to affiliates                                                   (3,011)         (13,425)
    (Decrease) increase in rents received in advance                                           (4,062)           -
    (Decrease) increase in tenant security deposits                                              2,020          (8,025)
                                                                                         --------------   --------------

Net cash provided by operating activities                                                     ($24,941)         $80,074
                                                                                         ==============   ==============


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

On January 13, 1989, the Securities and Exchange Commission declared the Partnership's public offering (the "Prospectus") of up to 80,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on December 28, 1989, at which time the holders of 3,048 Units were admitted into the Partnership. The Partnership continued to admit subscribers monthly thereafter until December 27, 1991, its last closing date. The Partnership terminated the offering on January 13, 1992, having admitted 289 investors acquiring 7,401 Units totaling $3,700,500.

The accompanying consolidated financial statements present the activity of the Partnership for the six months ended June 30, 1997 and 1996.

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

         H. Reclassification

         I. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from rental properties is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the year ended December 31, 1996, and the quarter ended June 30, 1997, permanent impairment conditions did not exist at any of the Partnership's properties.

3.  Cash and cash equivalents

Cash and cash equivalents at June 30, 1997, and December 31, 1996, consisted of the following:

                                   1997       1996
                               --------   --------
Cash on hand (Sweep Account)   $187,406   $213,574
Certificates of deposit ....    318,204
Money market accounts ......    158,127
                               --------    --------

                               $345,533   $531,778
                               ========   ========

4.  Joint Venture and Partnership Acquisitions

On September 28, 1990, the Partnership acquired a majority interest in Casabella Associates, a general partnership comprised of the Partnership, Development Partners (A Massachusetts Limited Partnership) ("DPI"), formerly Berry and Boyle Development Partners, and Development Partners II (A Massachusetts Limited Partnership) ("DPII"), formerly Berry and Boyle Development Partners II. Casabella Associates was formed to acquire a majority interest in the Casabella Joint Venture which owns Casabella, a 154-unit residential property located in Scottsdale, Arizona. Since the Partnership controls and owns a majority interest in Casabella Associates, the accounts and operations of Casabella Associates (including the accounts and operations relating to Casabella Associates' majority interest in the Casabella Joint Venture) have been consolidated into the Partnership.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI also developed the property known as Casabella.

At June 30, 1997, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively to Casabella Associates. Of the total contributions, $3,845,154 was used to purchase the majority interest in the Casabella Joint Venture referred to in the preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $280,930 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

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



MAY 14, 1996, THROUGH JUNE 30, 1997:

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

5.  Mortgage Note Payable

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage note payable pertaining to Casabella in the original principal amount of $7,320,000. Under the terms of the note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan. The maturity date of the note has been extended from July 15, 1997 to July 15, 1998 with the same terms and interest rate.

Accrued interest at June 30, 1997, and December 31, 1996, consisted of $26,180 and $26,180, respectively, all pertaining to Casabella.

The $6,827,410 principal balance of the mortgage note payable appearing on the consolidated balance sheet approximates the fair value of such note.

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

7.  Related Party Transactions

Due to affiliates at June 30, 1997, and December 31, 1996, consisted of $-0-and $3,012 of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1997 and 1996 general and administrative expenses included $12,651 and $14,745, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During  the  years  ended  June  30,  1997  and  1996,   $30,400  and   $44,896,
respectively, of property management fees were paid.

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

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. In 1997, the aggregate net decrease in working capital reserves was $186,245. This decrease resulted primarily from cash contributed to the operations of $24,941, fixed asset purchases of $69,737, distributions to partners of $33,305, and $58,263 of principal payments on mortgage notes payable.

The Partnership's future ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of Casabella. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing or sale of Casabella and the collection of any mortgage receivable which may result from such sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1997 are adequate to meet the Partnership's operating cash needs in the coming year. With regard to the existing first mortgage debt on the Partnership's property, the lender has extended the maturity of the note from July 15, 1997 to July 15, 1998 with the same terms and interest rate.

Property Status

Casabella

As  of  June  30,  1997,  the  property  was  86%  occupied,   compared  to  73%
approximately one year ago. At June 30, 1997 and 1996, the average monthly rents collected for the various unit types were as follows:

       Unit Type .........     1997     1996
--------------------------   ------   ------
One bedroom two bath w/den      820   $  820
Two bedroom two bath .....      940      940
Two bedroom two bath w/den    1,160    1,160


Results of Operations

The Partnership's operating results for the three months ended June 30, 1997, consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results appears below:

                                                               Casabella     Partnership      Consolidated
                                                 Casabella    Associates           Level            Totals
         Revenue                                  $374,129        $2,773          $2,254          $379,156

         Expenses:
           General and administrative               -              2,442          20,500            22,942
           Operations                              169,001       -              -                  169,001
           Depreciation and amortization            66,684       -              -                   66,684
           Interest                                156,199       -              -                  156,199
                                                ----------- ------------- ---------------  ----------------
                                                   391,884         2,442          20,500           414,826
                                                ----------- ------------- ---------------  ----------------

         Net loss before minority interest        (17,755)           331        (18,246)          (35,670)

         Minority Interests' share of
            net (income) loss                       -              8,154        -                    8,154
                                                ----------- ------------- ---------------  ----------------

         Net income (loss)                       ($17,755)        $8,485       ($18,246)         ($27,516)
                                                =========== ============= ===============  ================

The  Partnership's  operating  results for the three months ended June 30, 1996,
consisted   of  interest   earned  on   short-term   investments,   general  and
administrative expenses, amortization expense and its share of the income (loss)
from Casabella  Associates and Casabella.  A summary of these operating  results appears below:

                                                               Casabella     Partnership      Consolidated
                                                Casabella     Associates           Level            Totals
         Revenue                                 $346,035        $12,013          $4,144          $362,192

         Expenses:
           General and administrative                 383          2,850          68,713            71,946
           Operations                             124,580        -                   750           125,330
           Depreciation and amortization           37,765        -              -                   37,765
           Interest                               158,760        -              -                  158,760
                                               ----------- -------------- ---------------  ----------------
                                                  321,488          2,850          69,463           393,801
                                               ----------- -------------- ---------------  ----------------

         Net loss before minority                  24,547          9,163        (65,319)          (31,609)
         interest

         Minority Interests' share of
            net (income) loss                      -            (15,671)        -                 (15,671)
                                               ----------- -------------- ---------------  ----------------

         Net income (loss)                        $24,547       ($6,508)       ($65,319)         ($47,280)
                                               =========== ============== ===============  ================




The  Partnership's  operating  results for the six months  ended June 30,  1997,
consisted   of  interest   earned  on   short-term   investments,   general  and
administrative expenses, amortization expense and its share of the income (loss)
from Casabella  Associates and Casabella.  A summary of these operating  results appears below:

                                                               Casabella     Partnership      Consolidated
                                                Casabella     Associates           Level            Totals
         Revenue                                 $761,958         $5,620          $5,329          $772,907

         Expenses:
           General and administrative              -               3,908          36,911            40,819
           Operations                             351,672             77        -                  351,749
           Depreciation and amortization          133,368        -              -                  133,368
           Interest                               313,061        -              -                  313,061
                                               ----------- -------------- ---------------  ----------------
                                                  798,101          3,985          36,911           838,997
                                               ----------- -------------- ---------------  ----------------

         Net loss before minority                (36,143)          1,635        (31,582)          (66,090)
         interest

         Minority Interests' share of
            net (income) loss                      -              16,149        -                   16,149
                                               ----------- -------------- ---------------  ----------------

         Net income (loss)                      ($36,143)        $17,784       ($31,582)         ($49,941)
                                               =========== ============== ===============  ================

The  Partnership's  operating  results for the six months  ended June 30,  1996,
consisted   of  interest   earned  on   short-term   investments,   general  and
administrative expenses, amortization expense and its share of the income (loss)
from Casabella  Associates and Casabella.  A summary of these operating  results appears below:

                                                               Casabella     Partnership      Consolidated
                                                Casabella     Associates           Level            Totals
         Revenue                                 $769,617        $17,484          $7,026          $794,127

         Expenses:
           General and administrative                 383          2,850          94,942            98,175
           Operations                             274,953        -                 3,000           277,953
           Depreciation and amortization          130,778        -              -                  130,778
           Interest                               318,124        -              -                  318,124
                                               ----------- -------------- ---------------  ----------------
                                                  724,238          2,850          94,942           825,030
                                               ----------- -------------- ---------------  ----------------

         Net loss before minority                  45,379         14,634        (87,916)          (30,903)
         interest

         Minority Interests' share of
            net (income) loss                      -            (27,980)        -                 (30,980)
                                               ----------- -------------- ---------------  ----------------

         Net income (loss)                        $45,379      ($13,346)       ($87,916)         ($58,883)
                                               =========== ============== ===============  ================


Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996:

Total revenue decreased by $21,220 or 3%, primarily due to a decrease of $13,561 interest income due to lower working capital balances and a $7,659 decrease in rental income. Operating expenses increased by $73,796 or 27% primarily due to one-time costs of preparing Casabella Apartments for disposition, including an increase of $18,973 in advertising and promotion expense and an increase of $34,882 in repairs and maintenance. General and administrative expenses decreased by $34,882 primarily due to the one time costs associated with the Evans Withycombe termination fee in 1996.


Thus far in 1997, the Partnership has made the following cash distributions to its Partners:

                                Total
Limited Partners ..........   $33,305
General Partners                  -
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


August 15, 1997