Form 10-Q
period 1997-09-30
DEVELOPMENT PARTNERS III
filed 1997-11-13
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period Ended September 30, 1997

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

                           CONSOLIDATED BALANCE SHEETS


                                                                    September 30
                                                                        1997          December 31,
                                                                     (Unaudited)           1996
                                   ASSETS

Property, at cost
  Land                                                                $2,976,101        $2,976,101
  Buildings and improvements                                           7,648,060         7,648,060
  Equipment, furnishings and fixtures                                  1,086,269           995,909
                                                                 ---------------   ---------------

                                                                      11,710,430        11,620,070
  Less accumulated depreciation                                      (2,181,859)       (1,996,504)
                                                                 ---------------   ---------------

                                                                       9,528,571         9,623,566

Cash and cash equivalents                                                339,989           531,778
Real estate tax escrow                                                    49,010            24,268
Deposits                                                                   1,950             1,950
Deferred expenses, net of accumulated
  amortization of $112,130 and $100,918                                     -              11,212
                                                                 ===============   ===============
         Total assets                                                 $9,919,520       $10,192,774
                                                                 ===============   ===============

                      LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable                                                  6,797,270        $6,885,673
Accrued expenses                                                         208,321           208,425
Due to affiliates (Note 7)                                                   866             3,012
Tenant security deposits                                                  22,688            24,834
Rents received in advance                                                     -              3,507

Minority Interest                                                      1,204,738         1,252,041
                                                                 ---------------   ---------------
         Total liabilities                                             8,233,883         8,377,492


General Partner's equity                                                (48,148)          (47,185)
Limited Partner's equity                                               1,733,785         1,862,467
                                                                 ---------------   ---------------

        Total liabilities and partners'equity                         $9,919,520       $10,192,774
                                                                 ===============   ===============








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                                    Three Months Ended                  Nine Months Ended
                                                                        September 30                        September 30
                                                                    1997            1996               1997              1996
Revenue:
   Rental income                                                     $346,078        $277,315        $1,108,036        $1,045,915
   Interest Income                                                     $3,920          $9,534           $14,869           $35,061

                                                               --------------- ---------------   ---------------   ---------------
                                                                     $349,998        $286,849        $1,122,905        $1,080,976

Expenses:
   Operating Expenses                                                $191,496        $146,241          $543,245          $425,575
   Interest                                                           158,022         158,141           471,083           476,265
   Depreciation and amortization                                       63,383          65,389           196,751           196,167
   General and administrative                                          14,650          22,148            55,469           120,323
                                                               --------------- ---------------   ---------------   ---------------
                                                                      427,551         391,919         1,266,548         1,218,330
                                                               --------------- ---------------   ---------------   ---------------

Net loss before minority interest                                    (77,553)       (105,070)         (143,643)         (137,354)
Minority interests' equity in
  subsidiary net (income) loss                                         31,153        (15,671)            47,302            13,281
                                                               --------------- ---------------   ---------------   ---------------

Net loss                                                            ($46,400)      ($120,741)         ($96,341)        ($124,073)
                                                               =============== ===============   ===============   ===============

Net loss allocated to:
  General Partners                                                     ($464)        ($1,207)            ($963)          ($1,241)

  Per unit of Investor Limited
    Partner interest:
       7,401 Units issued                                              (6.21)         (16.15)           (12.89)           (16.60)











                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                   (Unaudited)
                                                          -------------

                                                                                                    Investor           Total
                                                                                  General           Limited          Partners'
                                                                                  Partners          Partners           Equity

Balance at December 31, 1995                                                         (33,305)         2,222,947         2,189,642

Cash distributions                                                                   (11,584)         (133,218)         (144,802)

Net loss                                                                              (2,296)         (227,262)         (229,558)
                                                                               ---------------   ---------------   ---------------

Balance at December 31, 1996                                                         (47,185)         1,862,467         1,815,282

Cash distributions                                                                                     (33,305)          (33,305)
                                                                               -

Net loss                                                                                (963)          (95,378)          (96,341)
                                                                               ---------------   ---------------   ---------------

Balance at September 30, 1997                                                       ($48,148)        $1,733,785        $1,685,636
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















                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                  -------------

                                                                                                                Nine Months Ended
                                                                                                                  September 30
                                                                                                      1997              1996
Cash flows from operating activities:
  Interest received                                                                                     $14,869           $44,868
  Cash received from rents                                                                            1,102,383         1,037,363
  Administrative expenses                                                                              (64,480)         (136,367)
  Rental operations expenses                                                                          (560,748)         (416,614)
  Interest paid                                                                                       (471,083)         (476,265)
                                                                                                 ---------------   ---------------

Net cash provided by operating activities                                                                20,941            52,985

Cash flows from investing activities:
  Purchase of fixed assets                                                                             (90,360)          (48,092)
                                                                                                 ---------------   ---------------

Net cash provided (used) by investing activities                                                       (90,360)           122,561

Cash flows from financing activities:
  Distributions to partners                                                                            (33,305)          (99,914)
  Payments on mortgage note payable                                                                    (88,403)          (80,722)
  Distributions paid to minority interest                                                                     -         (147,791)
  Cash paid for deposits                                                                                      -           (1,950)
  Cash paid for deferred expenses                                                                         (663)          -
                                                                                                 ---------------   ---------------

Net cash provided (used) by financing activities                                                      (122,371)         (330,377)
                                                                                                 ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                                                  (191,790)         (154,831)

Cash and cash equivalents at beginning of year                                                          531,778           367,213
                                                                                                 ---------------   ---------------

Cash and cash equivalents at end of year                                                               $339,989          $212,382
                                                                                                 =================================




                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                  -------------


Reconciliation of netloss to net cash provided by operating activities:


                                                                                                                Nine Months Ended
                                                                                                                  September 30
                                                                                                      1997              1996
Net loss                                                                                              ($96,341)        ($124,073)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                                                           196,751           196,167
Minority interests' equity in subsidiary income (loss)                                                 (47,302)          (13,281)
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    (Increase) decrease in interest receivable                                                           -                  9,807
    Decrease (increase) in real estate tax escrow                                                       (24,266)          (72,349)
    Increase (decrease) in accounts
      payable and accrued expenses                                                                        (102)            75,510
    (Decrease) increase in due to affiliates                                                            (2,146)          (10,244)
    (Decrease) increase in rents received in advance                                                    (3,507)               -
    (Decrease) increase in tenant security deposits                                                     (2,146)           (8,552)
                                                                                                 ---------------   ---------------

Net cash provided by operating activities                                                               $20,941           $52,985
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

The accompanying consolidated financial statements present the activity of the Partnership for the six months ended September 30, 1997 and 1996.

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

         G. Rental Income

         Leases require the payment of rent in advance; however, rental income is recorded as earned.

         H. Reclassification

         I. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from rental properties is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the year ended December 31, 1996, and the quarter ended September 30, 1997, permanent impairment conditions did not exist at any of the Partnership's properties.

3.  Cash and cash equivalents

Cash and cash equivalents at September 30, 1997, and December 31, 1996, consisted of the following:

                                                           1997             1996
Cash on hand (Sweep Account) .................         $180,007         $213,574
Certificates of deposit ......................          318,204
Money market accounts ........................          159,982           ______

                                                       $339,989         $531,778

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

At September 30, 1997, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively to Casabella Associates. Of the total contributions, $3,845,154 was used to purchase the majority interest in the Casabella Joint Venture referred to in the preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $280,930 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

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

MAY 14, 1996, THROUGH SEPTEMBER 30, 1997:

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

5.  Mortgage Note Payable

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage note payable pertaining to Casabella in the original principal amount of $7,320,000. Under the terms of the note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan. The maturity date of the note is July 15, 1998.

Accrued interest at September 30, 1997, and December 31, 1996, consisted of $26,180 and $26,180, respectively, all pertaining to Casabella.

The $6,797,270 principal balance of the mortgage note payable appearing on the consolidated balance sheet approximates the fair value of such note.

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

7.  Related Party Transactions

Due to affiliates at September 30, 1997, and December 31, 1996, consisted of $866 and $3,012 of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc. In 1997 and 1996 general and administrative expenses included $15,560 and $27,550, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During the years ended September 30, 1997 and 1996, $43,810 and $58,365, respectively, of property management fees were paid.

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

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. In 1997, the aggregate net decrease in working capital reserves was $191,790. This decrease resulted primarily from cash provided by the operations of $20,941, less distributions to the partners of $33,305, fixed asset purchases of $90,360, and $88,403 of principal payments on mortgage notes payable.

The Partnership's future ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of Casabella. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future sale of Casabella and the collection of any mortgage receivable which may result from such sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with
Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1997 are adequate to meet the Partnership's operating cash needs in the coming year. With regard to the existing first mortgage debt on the Partnership's property, the maturity of the note is July 15, 1998.

Property Status

Casabella

As of September 30, 1997, the property was 86% occupied, compared to 73% approximately one year ago. At September 30, 1997 and 1996, the average monthly rents collected for the various unit types were as follows:

       Unit Type .............................             1997             1996
One bedroom two bath w/den ...................              820           $  820
Two bedroom two bath .........................              940              940
Two bedroom two bath w/den ...................            1,160            1,160

Results of Operations

The Partnership's operating results for the three months ended September 30, 1997, consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results appears below:

                                                                    Casabella        Partnership   Consolidated
                                                   Casabella       Associates           Level            Totals
         Revenue                                    $346,078           $1,713          $2,207          $349,998

         Expenses:
           General and administrative                                   1,456          13,194            14,650
           Operations                                191,496                                            191,496
           Depreciation and amortization              63,383                                             63,383
           Interest                                  158,022                                            158,022
                                                 ------------  --------------- ---------------   ---------------
                                                     412,901            1,456          13,194           427,551
                                                 ------------  --------------- ---------------   ---------------

         Net loss before minority interest          (66,823)              257        (10,987)          (77,553)

         Minority Interests' share of
            net (income) loss                                          31,153                            31,153
                                                 ------------  --------------- ---------------   ---------------

         Net income (loss)                         ($66,823)          $31,410       ($10,987)         ($46,400)
                                                 ============  =============== ===============   ===============

The Partnership's operating results for the three months ended September 30, 1996, consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results appears below:

                                                                    Casabella       Partnership         Consolidated
                                                   Casabella       Associates             Level               Totals
         Revenue                                    $277,353           $6,263            $3,233             $286,849

         Expenses:
           General and administrative                                   1,092            21,056               22,148
           Operations                                145,224            1,017                                146,241
           Depreciation and amortization              65,389                                                  65,389
           Interest                                  158,141                                                 158,141
                                                 ------------  --------------- -----------------  -------------------
                                                     368,754            2,109            21,056              391,919
                                                 ------------  --------------- -----------------  -------------------

         Net loss before minority interest          (91,401)            4,154          (17,823)            (105,070)

         Minority Interests' share of
            net (income) loss                                        (15,671)                               (15,671)
                                                 ------------  --------------- -----------------  -------------------

         Net income (loss)                         ($91,401)        ($11,517)         ($17,823)           ($120,741)
                                                 ============  =============== =================  ===================







The Partnership's operating results for the nine months ended September 30, 1997, consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results appears below:


                                                                    Casabella     Partnership      Consolidated
                                                   Casabella       Associates           Level            Totals
         Revenue                                  $1,108,036           $7,333          $7,536        $1,122,905

         Expenses:
           General and administrative                                   5,441          50,105            55,546
           Operations                                543,168                                            543,168
           Depreciation and amortization             196,751                                            196,751
           Interest                                  471,083                                            471,083
                                                 ------------  --------------- ---------------   ---------------
                                                   1,211,002            5,441          50,105         1,266,548
                                                 ------------  --------------- ---------------   ---------------

         Net loss before minority interest         (102,966)            1,892        (42,569)         (143,643)

         Minority Interests' share of
            net (income) loss                                          47,302                            47,302
                                                 ------------  --------------- ---------------   ---------------

         Net income (loss)                        ($102,966)          $49,194       ($42,569)         ($96,341)
                                                 ============  =============== ===============   ===============

The Partnership's operating results for the nine months ended September 30, 1996, consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results appears below:

                                                                    Casabella       Partnership         Consolidated
                                                   Casabella       Associates             Level               Totals
         Revenue                                  $1,046,970          $23,747           $10,259           $1,080,976

         Expenses:
           General and administrative                    383            3,942           115,998              120,323
           Operations                                421,558            1,017             3,000              425,575
           Depreciation and amortization             196,167                                                 196,167
           Interest                                  476,265                                                 476,265
                                                 ------------  --------------- -----------------  -------------------
                                                   1,094,373            4,959           118,998            1,218,330
                                                 ------------  --------------- -----------------  -------------------

         Net loss before minority interest          (47,403)           18,788         (108,739)            (137,354)

         Minority Interests' share of
            net (income) loss                                          13,281                                 13,281
                                                 ------------  --------------- -----------------  -------------------

         Net income (loss)                         ($47,403)          $32,069        ($108,739)           ($124,073)
                                                 ============  =============== =================  ===================


Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996:

Total revenue increased by $41,929 or 4%, primarily due to an increase of rental income as a result of higher occupancy levels. Operating expenses increased by $117,593 or 28% primarily due to one-time costs of preparing Casabella Apartments for disposition, including an increase of $67,727 in repairs and maintenance and an increase of $28,043 in advertising and promotion expense. General and administrative expenses decreased by $64,777 due in part to the one-time costs associated with the Evans Withycombe termination fee in 1996 and the related legal costs, as well as the re-stabilization of costs associated with the Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs

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





Date:  November 12, 1997