Form 10-K
period 1997-12-31
DEVELOPMENT PARTNERS III
filed 1998-03-31
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-18531

         Development Partners III (A Massachusetts Limited Partnership)
               (formerly Berry and Boyle Development Partners III)

             (Exact name of registrant as specified in its charter)
                                     ------

                            Massachusetts 04-3017036
-------------------------------------------------------------------------------
                     (State or other jurisdiction of (I.R.S.
                     Employer incorporation or organization)
                               Identification No.)

                  5110 Langdale Way, Colorado Springs, CO 80906
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The Exhibit Index is located on page F-17.

PART I

ITEM 1.           BUSINESS



This form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Development Partners III (A Massachusetts Limited Partnership) (the "Partnership"), formerly Berry and Boyle Development Partners III, was formed on July 11, 1988. The General Partners are Stephen B. Boyle and GP L'Auberge Communities, L. P., a California Limited Partnership, formerly Berry and Boyle Management.

The primary business of the Partnership is to invest in, operate, and ultimately dispose of a 154-unit residential property known as Casabella through its interest in Casabella Associates, a general partnership consisting of the Partnership and two other affiliated partnerships ("Associates"). The Partnership's acquisition is described below in Item 2. as well as in Note 5 of the Notes to Consolidated Financial Statements included in this report and incorporated herein by reference.

As further discussed in Item 2 below and in Note 9 of the Notes to the Consolidated Financial Statements, after taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners, the General Partners determined during 1997 that it would be in the best interests of the Partnership and the partners to dissolve the Partnership and liquidate its assets in 1998 (the "Dissolution"). Under the provisions of the Partnership's Partnership Agreement, the Dissolution of the Partnership requires the consent of a majority in interest of the limited partners. In March 1998, the General Partners requested the consent of the limited partners to the Dissolution pursuant to a Consent Solicitation Statement first mailed to the limited partners on or about March 18, 1998. Such consents will be solicited until April 15, 1998, which date may be extended by the General Partners until not later than June 1, 1998. Casabella is under contract to be sold to a purchaser unaffiliated with the General Partners. Net proceeds from the sale will not be reinvested by Associates or the Partnership, but will be distributed to the partners so that the Partnership will, in effect, be self-liquidating.

On-site management of Casabella is currently provided by an affiliate of the General Partners. The terms of such property management services between Associates and the property manager are embodied in a written management agreement. Property management fees equal 4% of the gross revenues from the property. The property manager is responsible for on-site operations and maintenance, generation and collection of rental income, and payment of operating expenses.

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

The success of the Partnership depends upon factors which are difficult to predict and many of which are beyond the control of the Partnership. Such factors include, among other things, general economic and real estate market conditions, both on a national basis and in the area where the Partnership's investment is located, competitive factors, the availability and cost of borrowed funds, real estate tax rates, federal and state income tax laws, operating expenses (including maintenance and insurance), energy costs, government regulations, and potential liability under and changes in environmental and other laws, as well as the successful management of the property.

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

ITEM 2.           PROPERTIES

On September 28, 1990, the Partnership purchased an approximate 53% interest in Associates. Under the terms of the purchase, the Partnership contributed $2,500,000 to Associates. In addition to its contribution to Associates, the Partnership incurred $280,930 of acquisition expenses as of December 31, 1997.

Associates owns and operates a 154-unit multifamily rental property located in Scottsdale, Arizona, known as Casabella. The ownership was formerly structured as a Joint Venture of which Associates owned a majority interest. With regard to the termination of the Casabella Joint Venture see Note 5 of Notes to Consolidated Financial Statements.

As of January 27, 1998, the property was 94% occupied, compared to 99% approximately one year ago. At December 31, 1997 and 1996, the market rents for the various unit types were as follows:

       Unit Type .............................             1997             1996
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  950           $  820
Two bedroom two bath .........................            1,160              950
Two bedroom two bath w/den ...................            1,225            1,185

As noted above and discussed in Note 9 of the Notes to the Consolidated Financial Statements, Casabella is under contract to be sold to a purchaser unaffiliated with the General Partners. The following table sets forth certain information regarding the pending purchase and sale agreement ("Purchase Agreement").


                               Purchase Agreement
                                 Projected
                                  Mortgage
Property Name and Location     Indebtedness    Purchase                  Closing
                               at 6/01/98      Price      Purchaser      Date(1)
---------------------------
Casabella,                   $6,713,465      $11,700,000  JPR Capital LLC (3)
Scottsdale, AZ(2)
---------------------------


(1)      Subject to the consent of the limited partners to the Dissolution.


(2) The Partnership owns an approximate 53% interest in Associates, a general partnership which holds fee simple title to the property. The Partnership's share of the net proceeds from the sale of Casabella is estimated to be approximately $2,568,000. The Partnership's partners in Associates are two public limited partnerships of which the General Partners or their affiliates are the general partners. Accordingly, the sale of Casabella is also conditioned upon the consent of the limited partners of the affiliated partnerships to the dissolution of such partnerships. Associates' former joint venture partner in the joint venture which previously held title to the property retained an economic interest in the property's cash flow and sales proceeds under certain circumstances. The former joint venture partner will not be entitled to receive any portion of the proceeds of the sale of Casabella.

(3) Approximately 90 days after the limited partner consents described in note (2) above are received, but not later than June 15, 1998.

The Purchase Agreement provides that the purchaser has a period of 45 days to conduct its "due diligence" review of the property. This review includes, but is not limited to, a physical inspection and examination of title and environmental matters. During the due diligence period, the purchaser has the customary right to withdraw its offer for any reason. Because the sale of Casabella is subject to the purchaser's due diligence review of the property, there can be no assurance that the proposed sale described above will actually occur. Alternatively, as is customary in similar real estate transactions, if, during the due diligence period, the purchaser identifies conditions which are unacceptable to it, the purchaser may seek a purchase price adjustment, which the General Partners would consider and negotiate as they deem appropriate. The Purchase Agreement provides that in the event that the purchaser defaults by failing to close following the end of the due diligence period, the Partnership will be entitled to retain the purchaser's deposit as liquidated damages.

ITEM 3.           LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Partnership or Associates is a party, or of which the property is the subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                                      PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of holders of Units as of December 31, 1997 was 289.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1997 and 1996 were paid as follows:


Quarter Ended ........................         Payment Date               Amount
--------------------------------------         -----------------         -------
March 31, 1996 .......................         May 15, 1996              $33,305
June 30, 1996 ........................         August 15, 1996           $33,305
September 30, 1996 ...................         November 15, 1996         $33,305
December 31, 1996 ....................         February 28, 1997         $33,304
March 31, 1997 .......................                                   $     0
June 30, 1997 ........................                                   $     0
September 30, 1997 ...................                                   $     0
December 31, 1997 ....................                                   $     0


ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by Coopers & Lybrand, LLP, whose reports for the periods ended December 31, 1997, 1996 and 1995 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.


                                   Year Ended
                                               -------------------------------------------------------------------------
                                                    12/31/97       12/31/96       12/31/95      12/31/94       12/31/93
Rental income                                     $1,507,910     $1,361,622     $1,579,782    $1,544,449     $1,462,062
Net loss                                          ($114,586)     ($229,558)      ($27,479)     ($25,059)      ($52,046)

Net loss allocated to Partners:
   Limited Partners - Per Unit - basic
    and                          diluted:
      Aggregate 7,401 Units                         ($15.33)       ($30.71)        ($3.68)       ($3.35)        ($6.96)
   General Partners                                 ($1,146)       ($2,296)         ($275)        ($251)         ($520)

Cash distributions to Partners:
   Limited Partners:
      Weighted average per Unit                        $4.50         $18.00         $19.10        $16.40          $7.00
   General Partners                                   $2,896        $11,584        $12,115       $10,554         $4,505

Total assets                                      $9,819,172    $10,192,774    $10,882,925   $11,229,315    $11,632,967
Long term obligations                             $6,766,437     $6,885,673     $6,994,549    $7,093,963     $7,184,739

Long term obligations become due in 1998. The Partnership intends to refinance this note or sell the property prior to the due date.


ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning the General Partners' expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. In 1997, the aggregate net decrease in working capital reserves was $278,001. This decrease resulted primarily from cash provided by operations of $30,017, offset by fixed asset purchases of $126,687, principal payments on mortgage notes payable of $119,236, distributions to partners of $36,200, and $25,895 of loan refinancing costs.

In 1996, the aggregate net increase in working capital reserves was $164,565. This increase resulted primarily from cash provided by operations of $54,292, and cash received on the maturities of short-term investments of $730,660 offset by fixed asset purchases of $156,015, distributions to the minority partners with respect to their interest in Associates of $220,331, distributions to partners of $133,218, deposits of $1,950 and $108,873 of principal payments on mortgage notes payable.

With regard to a balloon payment on the existing first mortgage debt on Casabella (see Note 6 of the Notes to Consolidated Financial Statements) which is due and payable in 1998, the General Partners anticipate repaying such loan utilizing a portion of the sales proceeds from the pending sale of the property. See Item 2 above. In the event that the pending sale is not consummated, the General Partners will seek to renegotiate the mortgage note with its existing lender or seek new sources of financing for the property. To date, the General Partners have neither sought to extend or renegotiate the existing mortgage debt nor have they sought new financing for the property and there can be no assurance that they would be successful in doing so. The General Partners believe that existing cash flow from the property will be sufficient to support a level of borrowing that is at least equal to amount outstanding as of December 31, 1997. If the general economic climate for real estate in the location of Casabella were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete a refinancing. See also projected 1998 operating results.

In the event that Casabella is not sold pursuant to the Purchase Agreement, the Partnership would continue to operate the property until a substitute sales could be negotiated and consummated. The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of Casabella. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivable which may result from such sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with
Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1998 are adequate to meet the Partnership's operating cash needs in the coming year if the Partnership is required to continue to own and operate its property assuming the existing mortgage debt can be extended, renegotiated or refinanced.

Results of Operations

The Partnership's operating results for the year ended December 31, 1997 consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results (unaudited) appears below:

                                                                    Casabella        Partnership   Consolidated
                                                   Casabella       Associates           Level            Totals
Revenue                                           $1,507,910           $8,651          $9,715        $1,526,276

Expenses:
  General and administrative                            -               6,109          61,457            67,566
  Operations                                         747,479            -               -               747,479
  Depreciation and amortization                      255,643            -               -               255,643
  Interest                                           625,459            -               -               625,459
                                                 ------------  --------------- ---------------   ---------------
                                                   1,628,581            6,109          61,457         1,696,147
                                                 ------------  --------------- ---------------   ---------------

Net Income (loss) before minority interest         (120,671)            2,542        (51,742)         (169,871)

Minority Interests' share of
   net (income) loss                                    -            -                 55,285            55,285
                                                 ------------  --------------- ---------------   ---------------

Net income (loss)                                 ($120,671)           $2,542          $3,543        ($114,586)
                                                 ============  =============== ===============   ===============

The  Partnership's  operating  results  for the year  ended  December  31,  1996
consisted   of  interest   earned  on   short-term   investments,   general  and
administrative  expenses,  amortization  expense,  and its  share of the  income
(loss) from Casabella Associates and Casabella Joint Venture. A summary of these operating results (unaudited) appears below:

                                                                   Casabella      Partnership      Consolidated
                                                    Casabella     Associates            Level            Totals
Revenue                                            $1,362,677        $29,171          $10,822        $1,402,670

Expenses:
  General and administrative                              383          5,840          141,151           147,374
  Operating expenses                                  656,435          9,443            3,000           668,878
  Depreciation and amortization                       266,730        -               -                  266,730
  Interest                                            633,360        -               -                  633,360
                                                 ------------- -------------- ----------------   ---------------
                                                    1,556,908         15,283          144,151         1,716,342
                                                 ------------- -------------- ----------------   ---------------

Net income (loss) before minority interest          (194,231)         13,888        (133,329)         (313,672)

Minority Interests' share of
   net loss                                           -              -                 84,114            84,114
                                                 ------------- -------------- ----------------   ---------------

Net income (loss)                                  ($194,231)        $13,888        ($49,215)        ($229,558)
                                                 ============= ============== ================   ===============

The  Partnership's  operating  results  for the year  ended  December  31,  1995
consisted   of  interest   earned  on   short-term   investments,   general  and
administrative expenses, amortization expense and its share of the income (loss)
from  Casabella  Associates  and  Casabella  Joint  Venture.  A summary of these operating results (unaudited) appears below:

                                                                        Casabella    Partnership    Consolidated
                                                        Casabella      Associates          Level          Totals
Revenue                                                $1,581,184         $43,131        $17,883      $1,642,198

Expenses:
  General and administrative                                7,200           3,000         62,895          73,095
  Operating expenses                                      561,516        -               -               561,516
  Depreciation and amortization                           375,234        -               -               375,234
  Interest                                                642,857        -               -               642,857
                                                    -------------- --------------- -------------- ---------------
                                                        1,586,807           3,000         62,895       1,652,702
                                                    -------------- --------------- -------------- ---------------

Net income (loss) before minority interest                (5,623)          40,131       (45,012)        (10,504)

Minority Interests' share of
   net income                                             -              -              (16,975)        (16,975)
                                                    -------------- --------------- -------------- ---------------

Net income (loss)                                        ($5,623)         $40,131      ($61,987)       ($27,479)
                                                    ============== =============== ============== ===============

Comparison of 1997 and 1996 Operating Results

Total revenue increased by $123,606 or 9%, primarily due to an increase of rental income as a result of higher occupancy levels throughout the year. Operating expenses increased by $78,601 or 12% primarily due to one-time costs of preparing Casabella Apartments for disposition, including an increase of $62,779 in repairs and maintenance and an increase of $8,245 in advertising and promotion expense. General and administrative expenses decreased by $79,808 or 5% due in part to the one-time costs associated with the Evans Withycombe termination fee in 1996 and the related legal costs, as well as the re-stabilization of costs associated with the Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs, Colorado.

Comparison of 1996 and 1995 Operating Results

In accordance with its disposition strategy, the Partnership incurred one-time costs associated with the Evans Withycombe termination ($38,345) and the related legal costs. (Refer to Note 5 of the Consolidated Financial Statement.) In addition, the Partnership incurred one-time costs associated with its property interior and exterior refurbishment program, the change in on-site management following the Evans Withycombe termination, the outsourcing of much of the Partnership's administration work to an administrative agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado. Consequently, competitive pressures and disposition-related activities led to a decrease in total revenue of $239,528 or 15%, rental operating expenses (including advertising, promotion, apartment locator and concession costs) to increase by $107,362 or 19% over the prior year and total general and administrative expenses of the Partnership increased $74,279 or 102% over the prior year. Fixed asset purchases increased $156,015, consisting of such items as carpet, appliances, equipment for fitness center facilities, and remodeling features. However, distributions to partners remained the same as 1995.

Projected 1998 Operating Results

As further discussed in Item 2 above and in Note 9 of the Notes to the Consolidated Financial Statements, the Partnersip's only investment property, Casabella, is under contract to be sold to a purchaser unaffiliated with the General Partners. Under the terms of the Purchase Agreement, it is anticipated that the closing would occur during the second quarter of 1998. If the sale does occur as anticipated, the Partnership and Associates will likely be liquidated in 1998. Although there can be no assurance the Partnership will dispose of Casabella during 1998 pursuant to the Purchase Agreement or otherwise, if the Dissolution is approved by the Limited Partners, the Partnership will continue to seek to dispose of its property. In the event that the Partnership disposes of Casabella during 1998, operating results of the Partnership would vary significantly from those achieved in prior periods.



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this Report.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and, as such, has no executive officers or directors. The General Partners of the Partnership are Stephen B. Boyle and GP L'Auberge Communities, L.P., a California limited partnership, of which L'Auberge Communities Inc. (formerly known as Berry and Boyle Inc.) ("L'Auberge") is the general partner.

Stephen B. Boyle

Stephen B. Boyle, age 57, is President, Executive Officer and Director of L'Auberge and a general partner and co-founder of LP L'Auberge Communities, a California limited partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

GP L'Auberge Communities, L.P.

GP L'Auberge Communities, L.P. was formed in 1983 for the purpose of acting as a general partner in partnerships formed to invest directly or indirectly in real property. L'Auberge is the sole general partner of GP L'Auberge Communities, L.P. The following sets forth certain biographical information with respect to the executive officers and directors of L'Auberge other than Stephen B. Boyle who is discussed above. There are no familial relationships between or among any officer or director and any other officer or director.

   Name                     Position
   ------------------------
   Stephen B. Boyle         President, Executive Officer and Director
   ------------------------
   Earl C. Robertson        Executive Vice President and Chief Financial Officer
   ------------------------
   Donna Popke              Vice President and Secretary

Earl C. Robertson, age 50, has been Executive Vice President of L'Auberge since April 1995 and its Chief Financial Officer of L'Auberge since May 1996. Mr. Robertson joined L'Auberge in April 1995 as Executive Vice President. Prior to joining L'Auberge, Mr. Robertson had over 20 years experience as a senior development officer, partner and consultant in several prominent real estate development companies, including Potomac Investment Associates, a developer of planned golf course communities nationwide, where he was employed from 1989 to June 1993. He also served as a consultant to Potomac Sports Properties from July 1993 to April 1995. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle.

Donna Popke, age 38, has been Vice President of L'Auberge since November 1995. Ms. Popke joined L'Auberge in June 1994 as Accounting Manager. Prior to joining L'Auberge, Ms. Popke was Accounting Manager for David R. Sellon & Company, a Colorado Springs land development company, from August 1989 to June 1994 and for Intermec of the Rockies from September 1985 to July 1989.

ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 21, 1998, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units. Neither of the General Partners nor any of their directors and officers owns Units.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1997, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Notes 7 and 8 in the Notes to Consolidated Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash from 1997 Operations to be distributed
  to the General Partners                                               $2,896

Allocation of Loss to the General Partners                             ($1,146)

Property management fees paid to an affiliate of
the General Partners                                                    $59,244

Reimbursements to General Partners                                      $18,760

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1,2            See Page F-2

       3              See Exhibit Index contained herein

(b)                   Reports on Form 8-K

                      The Partnership has not filed, and was not required to file, any reports on Form 8-K during the last quarter of 1997

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

                                    Date: March 26, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                                    Date



___/s/ Stephen B. Boyle _____     Director, President and         March 26, 1998
    STEPHEN B. BOYLE               Principal Executive
                                   Officer of L'Auberge
                                   Communities, Inc.



___/s/ Earl C. Robertson _       Executive Vice President and     March 26, 1998
     EARL C. ROBERTSON            Principal Financial Officer of
                                  L'Auberge Communities, Inc.

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

                 For the years ended December 31, 1997 and 1996

                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants .......................................   F-3


Consolidated Balance Sheets at December 31, 1997 and 1996 ...............   F-4

Consolidated Statements of Operations for the years ended
December 31, 1997, 1996 and 1995 ........................................   F-5

Consolidated Statements of Partners' Equity (Deficit) for the years ended
December 31, 1997, 1996 and 1995 ........................................   F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995 ..................................   F-7 -- F-8

Notes to Consolidated Financial Statements .......................   F-9 -- F-16


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                        Report of Independent Accountants


To the Partners of
Development Partners III
(A Massachusetts Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Development Partners III (A Massachusetts Limited Partnership) and subsidiary as of December 31, 1997 and 1996, the related consolidated statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Development Partners III (A Massachusetts Limited Partnership) and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         As discussed in Note 9, the General Partners of the Partnership have entered into a sales agreement to sell the property of the Partnership. If closing of this sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.



___/s/__Coopers & Lybrand, L.L.P.

Coopers & Lybrand, L.L.P.
Denver, Colorado
February 27, 1998

                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996


                                                            1997            1996
                                                        ----------    ------------
   ASSETS


Assets held for sale/Property, at cost (Notes 3, 9)
  Land ............................................   $  2,976,101    $  2,976,101
  Buildings and improvements ......................      7,648,060       7,648,060
  Equipment, furnishings and fixtures .............      1,122,596         995,909
                                                      ------------    ------------
                                                      ------------    ------------

                                                        11,746,757      11,620,070
  Less accumulated depreciation ...................     (2,228,967)     (1,996,504)
                                                      ------------    ------------

                                                         9,517,790       9,623,566

Cash and cash equivalents .........................        253,777         531,778
Accounts receivable ...............................          5,907            --
Real estate tax escrow and prepaid expenses .......         25,821          24,268
Deposits ..........................................          1,950           1,950
Deferred expenses, net of accumulated
  amortization of $123,914 and $100,918 ...........         13,927          11,212

                                                      ------------    ------------

         Total assets .............................   $  9,819,172    $ 10,192,774
                                                      ============    ============

     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage note payable .............................      6,766,437    $  6,885,673
Accounts payable and accrued expenses .............        163,023         208,425
Due to affiliates (Note 8) ........................          5,370           3,012
Tenant security deposits ..........................         23,090          24,834
Rents received in advance .........................                          3,507

                                                      ------------    ------------
         Total liabilities ........................      6,957,920       7,125,451

Minority Interest .................................      1,196,756       1,252,041
General Partners' deficit .........................        (51,227)        (47,185)
Limited Partners' equity ..........................      1,715,723       1,862,467
                                                      ------------    ------------

        Total liabilities and partners' ...........   $  9,819,172    $ 10,192,774
equity
                                                      ============    ============

                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1997, 1996 and 1995

                                  -------------




                                                  1997           1996           1995
                                           -----------    -----------    -----------

Revenue:
   Rental income .......................   $ 1,507,910    $ 1,361,622    $ 1,579,782
   Interest Income .....................        18,366         41,048         62,416

                                           -----------    -----------    -----------
                                           -----------    -----------    -----------
                                           $ 1,526,276    $ 1,402,670    $ 1,642,198

Expenses:
   Operating Expenses ..................       747,479        668,878        561,516
   Interest ............................       625,459        633,360        642,857
   Depreciation and amortization .......       255,643        266,730        375,234
   General and administrative ..........        67,566        147,374         73,095
                                           -----------    -----------    -----------
                                           -----------    -----------    -----------
                                             1,696,147      1,716,342      1,652,702
                                           -----------    -----------    -----------
                                           -----------    -----------    -----------

Net loss before minority interest ......      (169,871)      (313,672)       (10,504)
Minority interests' equity in
  subsidiary net (income) loss .........        55,285         84,114        (16,975)
                                           -----------    -----------    -----------
                                           -----------    -----------    -----------

Net loss ...............................   ($  114,586)   ($  229,558)   ($   27,479)
                                           ===========    ===========    ===========
                                           ===========    ===========    ===========

Net loss allocated to:
  General Partners .....................   ($    1,146)   ($    2,296)   ($      275)

  Basic and diluted per unit of Investor
Limited
    Partner interest:
       7,401 Units issued ..............   ($    15.33)   ($    30.71)   ($     3.68)











                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the years ended December 31, 1997, 1996 and 1995
                                  -------------

                                                                                         Investor          Total
                                                                         General          Limited        Partners'
                                                                         Partners        Partners          Equity

Balance at December 31, 1994                                                (20,915)       2,391,510        2,370,595

Cash distributions                                                          (12,115)       (141,359)        (153,474)

Net loss                                                                       (275)        (27,204)         (27,479)
                                                                      ---------------  --------------  ---------------


Balance at December 31, 1995                                                (33,305)       2,222,947        2,189,642

Cash distributions                                                          (11,584)       (133,218)        (144,802)

Net loss                                                                     (2,296)       (227,262)        (229,558)
                                                                      ---------------  --------------  ---------------


Balance at December 31, 1996                                                (47,185)       1,862,467        1,815,282

Cash distributions                                                           (2,896)        (33,304)         (36,200)

Net loss                                                                     (1,146)       (113,440)        (114,586)
                                                                      ---------------  --------------  ---------------


Balance at December 31, 1997                                               ($51,227)      $1,715,723       $1,664,496
                                                                      ===============  ==============  ===============








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1997, 1996 and 1995


                                                                            1997             1996            1995
                                                                            ----             ----            ----
Cash flows from operating activities:
  Interest received                                                           $18,366          $56,920         $59,849
  Cash received from rents                                                  1,502,659        1,356,103       1,579,281
  Administrative expenses                                                    (73,155)        (144,439)        (77,117)
  Rental operations expenses                                                (791,941)        (580,518)       (549,753)
  Interest paid                                                             (625,912)        (633,774)       (643,235)
                                                                        --------------   --------------  --------------

Net cash provided by operating activities                                      30,017           54,292         369,025

Cash flows from investing activities:
  Capital Improvements                                                      (126,687)        (156,015)        (47,771)
 Cash received from short-term investments                                    -                730,660         272,724
                                                                        --------------   --------------  --------------

Net cash provided (used) by investing activities                            (126,687)          574,645         224,953

Cash flows from financing activities:
  Distributions to partners                                                  (36,200)        (133,218)       (153,474)
  Payments on mortgage note payable                                         (119,236)        (108,873)        (99,414)
  Distributions paid to minority interest                                           -        (220,331)        (86,112)
  Cash paid for deposits                                                            -          (1,950)         -
  Cash paid for loan refinancing                                             (25,895)          -               -
                                                                        --------------   --------------  --------------

Net cash provided (used) by financing activities                            (181,331)        (464,372)       (339,000)
                                                                        --------------   --------------  --------------

Net increase (decrease) in cash and cash equivalents                        (278,001)          164,565         254,978

Cash and cash equivalents at beginning of year                                531,778          367,213         112,235
                                                                        --------------   --------------  --------------

Cash and cash equivalents at end of year                                    $253,777        $531,778         $367,213
                                                                      ===============  ==============  ===============


Noncash financing activities:
  Accrual of distribution to Partners                                             $0         $11,584               $0


                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1997, 1996 and 1995


                                  -------------

Reconciliation of net loss to net cash provided by operating activities:


                                                                              1997            1996             1995
                                                                              ----            ----             ----
Net loss                                                                     ($114,586)      ($229,558)        ($27,479)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                                   255,643         266,730          375,234
Minority interests' equity in subsidiary (income) loss                         (55,285)        (84,114)           16,975
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    (Increase) decrease in accounts and interest receivable                     (5,907)          15,871          (2,567)
    (Increase) decrease in real estate tax escrow and                           (1,553)           (583)            3,748
prepaid expenses
    (Decrease) increase in accounts
      payable and accrued expenses                                             (45,402)          93,771           10,168
    (Decrease) increase in due to affiliates                                      2,358         (2,306)          (6,553)
    (Decrease) increase in rents received in advance                            (3,507)           3,507            (101)
    Decrease in tenant security deposits                                        (1,744)         (9,026)            (400)
                                                                         ---------------  --------------  ---------------

Net cash provided by operating activities                                       $30,017         $54,292         $369,025
                                                                         ===============  ==============  ===============

1.  Organization of Partnership

Development Partners III (A Massachusetts Limited Partnership) (the "Partnership"), formerly Berry and Boyle Development Partners III, was formed on July 11, 1988. GP L'Auberge Communities, L.P., a California Limited Partnership (formerly Berry and Boyle Management) and Stephen B. Boyle are the General Partners. In September, 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational, administrative and selling costs incurred on behalf of the Partnership.

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

The Partnership will continue until December 31, 2018, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 9.)

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


2.  Significant Accounting Policies, continued

         D. Depreciation

         Depreciation is provided for by the use of the straight-line method over the estimated useful lives as follows:
                    Buildings and improvements                      39-40 years
                    Equipment, furnishings and fixtures              5-15 years

         E.  Deferred Expenses

         Costs of obtaining or extending the mortgage on Casabella are being amortized over the mortgage term using the straight-line method, which approximates the effective interest method. Any unamortized costs remaining at the date of refinancing are expensed in the year of refinancing.

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

         H. Reclassification

         Certain items in the financial statements for the years ended December 31, 1996 and 1995 have been reclassified to conform to the 1997 presentation.

         I. Long-Lived Assets

         In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996. As further discussed in Note 9, for the year ended December 31, 1997 the Partnership recorded its property at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale.

         For the years ended December 31, 1997 and 1996, permanent impairment conditions did not exist at the Partnership's property.





2.  Significant Accounting Policies, continued


         J.  New Accounting Standard

         In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The computation of basic and diluted earnings per share was based on income available to the Limited Partners divided by the weighted average number of units outstanding during the period. The Partnership has no dilutive type securities. The adoption of SFAS 128 had no effect on the per unit results previously reported.



3.  Assets held for sale:

Assets held for sale consisted of the following at December 31, 1997:

                                    Initial Cost                                 Costs Capitalized          Amount at Which Carried
                                         to                                        Subsequent to               At Close of Period
                                     Partnership                                    Acquisition
                     ------------------------------------  -------------------- -------------------------------- ------------- -----

                            Buildings    Equipment,         Buildings  Equip,         Buildings    Equip.,
       Property              and      Furnishings            and    Furnishings          and     Furnishings   Accum.
      Description   Land    Improv.     & Fixtures    Land Improv. & Fixtures  Land   Improv.  & Fixtures     Deprec.   Total
      -----------
                  -----------------------------------  ----------------------------- ------------------------------------ ------

Casabella a 154-unit
  residential rental
complex
  located in
Scottsdale,
  Arizona         $2,976,101  $7,639,160  $782,784    -   $8,900  $339,812  $2,976,101 $7,648,060 $1,122,596 ($2,228,967) $9,517,790
                 -----------------------------------  ----- ----------------- ------------------------------------- --------- ------

                 $2,976,101  $7,639,160  $782,784     -   $8,900  $339,812  $2,976,101 $7,648,060 $1,122,596 ($2,228,967) $9,517,790
                 =================================== ========================================================== =========== ========

Casabella is encumbered by a nonrecourse mortgage note payable (see Note 6). As of December 31, 1997 all assets are held for sale (see Note 9).


The changes in total real estate assets for the years ended               The change in accumulated depreciation for the years ended
December 31, 1997, 1996 and 1996                                            December 31, 1997, 1996 and 1995 are
as follows:                                                                  as follows:

                                   1997        1996          1995                                     1997       1996        1995
                                   ----        ----          ----                                     ----       ----        ----


Balance, beginning of         $11,620,070  $11,464,054     $11,416,283     Balance, beginning of   $1,996,504  $1,752,197 $1,399,386
year                                                                                year
Additions during
period:
    Improvements                  126,687      156,016          47,771     Depreciation for the      232,463     244,307     352,811
                                                                                    period
                            -------------------------------------------                          -----------------------------------

Balance at end of year        $11,746,757  $11,620,070     $11,464,054     Balance at end of year $2,228,967  $1,996,504  $1,752,197
                            ===========================================                           ==================================








 4.  Cash and cash equivalents

Cash and cash equivalents at December 31, 1997 and 1996 consisted of the following:

                              1997       1996
                          --------   --------
Cash on hand ..........   $167,044   $213,574
Money market accounts .     86,733       --
Certificates of Deposit    ______-    318,204
                                     --------
                          $253,777   $531,778
                          ========   ========

5.  Joint Venture and Property Acquisitions

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

At December 31, 1997, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively, to Casabella Associates. Of the total contributions, $3,845,154 was used to purchase the majority interest in the Casabella Joint Venture referred to in the second preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $280,930 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

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



5.  Joint Venture and Property Acquisitions, continued

All losses from operations and depreciation for the Casabella Joint Venture were allocated 99.5% to Associates and 0.5% to the property developer.

All profits from operations of the Casabella Joint Venture were allocated in accordance with distributions of net cash from operations; provided, however, that if any fiscal year has no distributable net cash from operations, profits will be allocated 99.5% to Associates and 0.5% to the property developer.

 In the case of certain capital transactions and distributions as defined in the Casabella joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balance in the individual partners' capital accounts.

MAY 14, 1996 THROUGH DECEMBER 31, 1997:


On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of Casabella. The Partnership, DPI, and DPII paid $71,009 to EWI ($38,345 of which was the Partnership's portion) and delivered certain mutual releases. EWI (i) relinquished its contract to manage Casabella and its option to exercise its rights to first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership, DPII and DPIII (while preserving the economic interest of the venture in these Joint Ventures), which resulted in the dissolution of the Casabella Joint Venture. EWI may still share in the cash flow distributions or the proceeds from sale of the properties if certain performance levels are met.

6.  Mortgage Note Payable

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage note payable pertaining to Casabella in the original principal amount of $7,320,000. The original maturity date for this note was July 15, 1997. On July 10, 1997 the lender extended the terms of the mortgage note for a period of one year. Under the modification agreement, monthly principal and interest payments of $61,887 and a fixed interest rate of 9.125% remain unchanged. The terms of the agreement provide for a pre-payment penalty of 0.5% of the outstanding loan amount in the event the note is paid prior to 60 days before the note becomes due. The balance of the note will be due on July 15, 1998.

As discussed in Note 9, the Casabella Associates entered into a Sales Agreement for Casabella. The estimated sales price is sufficient to cover the mortgage loan balance. However, there can be no assurance that the sale of the property will occur.

In the event the sales do not occur, the Partnership will seek new sources of financing for the property on a long-term basis or seek to renegotiate the mortgage note with its existing lender. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete the refinancing or sell the property.




6.  Mortgage Note Payable, continued

Accrued interest included in accrued expenses on the Balance Sheets of the Consolidated Financial Statements at December 31, 1997 and 1996, consisted of $25,727 and $26,180, respectively.

The principal balance of the mortgage note payable appearing on the consolidated balance sheets approximates the fair value of such note at December 31, 1997 and 1996.

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

8.  Related Party Transactions

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle
Management).   Due to affiliates at December 31, 1997 and 1996 consisted of
$5,370 and $3,012, respectively, of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1997, 1996 and 1995, general and administrative expenses included $18,760, $35,441, and $29,304, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During the years ended December 31, 1996 and 1995, property management fees of $37,735 and $78,663, respectively, were paid to Evans Withycombe, Inc. This represents 5% of the rental revenues. During the years ended December 31, 1997 and 1996, property management fees of $59,244 and $6,612, respectively, were paid to Residential Services-L'Auberge, an affiliate of the General Partner. This represents 4% of the rental revenues.

9.  Asset Held for Sale

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Casabella in Scottsdale, Arizona. On February 4, 1998, Casabella Associates entered into a Sales Agreement (the "Agreement") to sell Casabella to an unaffiliated third party. The selling price for Casabella is approximately $11,700,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment for the purchase of the property on commercially reasonable terms and conditions. The Partnership expects to consummate this sale in 1998. Under certain conditions, the sale is contingent upon the approval of the Limited Partners.

As it is the intent of the General Partners to pursue the sale of this Property, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets held for Sale on the Consolidated Balance Sheets at December 31, 1997. In accordance with SFAS 121, the Partnership has stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from the sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

                                                       F-17
                                                   EXHIBIT INDEX

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

(10)(c) Property Management Agreement between Casabella Associates and L'Auberge Communities Inc. dated November 1, 1996.

(10)(d)       Agreement regarding Casabella Joint Venture

(10)(e) Purchase and Sale Agreement and Escrow Instructions between Casabella Associates and JPR Capital LLC related to the sale of Casabella dated February 4, 1998.

(27)          Financial Data Schedule