Form 10-Q
period 1998-03-31
DEVELOPMENT PARTNERS III
filed 1998-05-15
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

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

                                                  (719) 527-0544
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                                         AND SUBSIDIARY

                                   CONSOLIDATED BALANCE SHEETS



                                                                                 March 31,       December 30,
                                                                                    1998            1997
      ASSETS

Assets held for sale/Property, at cost (Notes 8)
  Land .....................................................................   $  2,976,101    $  2,976,101
  Buildings and improvements ...............................................      7,648,060       7,648,060
  Equipment, furnishings and fixtures ......................................      1,122,596       1,122,596
                                                                               ------------    ------------

                                                                                 11,746,757      11,746,757
  Less accumulated depreciation ............................................     (2,228,967)     (2,228,967)
                                                                               ------------    ------------

                                                                                  9,517,790       9,517,790

Cash and cash equivalents ..................................................        270,985         253,777
Accounts receivable ........................................................                          5,907
Real estate tax escrow and prepaid expenses ................................         53,443          25,821
Deposits ...................................................................          1,950           1,950
Deferred expenses, net of accumulated
  amortization of $130,342 and $123,914 ....................................          7,499          13,927

                                                                               ------------    ------------

         Total assets ......................................................   $  9,851,667    $  9,819,172
                                                                               ============    ============

       LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage note payable ......................................................      6,734,895    $  6,766,437
Accounts payable and accrued expenses ......................................        155,033         163,023
Due to affiliates (Note 7) .................................................         20,407           5,370
Tenant security deposits ...................................................         23,207          23,090
                                                                               ------------    ------------

         Total liabilities .................................................      6,933,542       6,957,920


Minority Interest ..........................................................      1,235,374       1,196,756
General Partners' deficit ..................................................        (50,314)        (51,227)
Limited Partners' equity ...................................................      1,733,065       1,715,723
                                                                               ------------    ------------

        Total liabilities and partners' equity .............................   $  9,851,667    $  9,819,172
                                                                               ============    ============









                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  -------------


                                                  Three months ended
                                                      March 31,
                                                 1998           1997
                                                 ----           ----
Revenue:
   Rental income                                $411,717         $387,829
   Interest Income                                 2,488            5,922
                                              -----------   --------------
                                                $414,205         $393,751

Expenses:
   Operating Expenses                            167,905          182,748
   Interest                                      154,121          156,862
   Depreciation and amortization                   6,428           66,684
   General and administrative                     28,878           17,877
                                              -----------   --------------
                                                 357,332          424,171
                                              -----------   --------------

Net loss before minority interest                 56,873         (30,420)
Minority interests' equity in
  subsidiary net (income) loss                  (38,618)            7,995
                                              -----------   --------------

Net loss                                         $18,255        ($22,425)
                                              ===========   ==============


Net loss allocated to:
  General Partners                                $1,460           ($224)

  Basic and diluted per unit of
Investor Limited
    Partner interest:
       7,401 Units issued                          $2.27          ($3.00)











                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                   (Unaudited)
                                  -------------

                                                               Investor           Total
                                                General         Limited         Partners'
                                               Partners        Partners           Equity

Balance at December 31, 1996                      (47,185)       1,862,467          1,815,282

Cash distributions                                 (2,896)        (33,304)           (36,200)

Net loss                                           (1,146)       (113,440)          (114,586)
                                             --------------  --------------  -----------------


Balance at December 31, 1997                      (51,227)       1,715,723          1,664,496

Cash distributions                                -                  -                  -

Net loss                                               913          17,342             18,255
                                             --------------  --------------  -----------------

Balance at March 31, 1998                        ($50,314)      $1,733,065         $1,682,751
                                             ==============  ==============  =================
















                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                   (Unaudited)
                                  -------------

                                                                        Three Months
                                                                           Ended
                                                                          March 31,
                                                                  1998                 1997
Cash flows from operating activities:
  Interest received                                                   $2,488              $5,922
  Cash received from rents                                           417,741             385,243
  Administrative expenses                                           (26,201)            (27,471)
  Rental operations expenses                                       (189,640)           (162,062)
  Interest paid                                                    (154,121)           (156,862)
                                                             ----------------     ---------------

Net cash provided by operating activities                             50,267              44,771

Cash flows from investing activities:
  Capital Improvements                                                  -               (42,695)
                                                             -----------------    ---------------

Net cash provided (used) by investing activities                        -               (42,695)

Cash flows from financing activities:
  Distributions to partners                                             -               (33,305)
  Payments on mortgage note payable                                 (31,542)            (28,801)
  Cash paid for prepaid expenses                                     (1,517)            -
                                                             ----------------     ---------------

Net cash provided (used) by financing activities                    (33,059)            (62,106)
                                                             ----------------     ---------------

Net increase (decrease) in cash and cash equivalents                  17,208            (60,030)

Cash and cash equivalents at beginning of year                       253,777             531,778
                                                             ----------------     ---------------

Cash and cash equivalents at end of year                            $270,985            $471,748
                                                             ================     ===============








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                   (Unaudited)
                                  -------------




Reconciliation of net loss to net cash provided by operating activities:
                                                                                     Three months
                                                                                          ended
                                                                                         March 31,
                                                                                       1998        1997
                                                                                   --------    --------
Net loss .......................................................................   $ 18,255    ($22,425)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization ..................................................      6,428      66,684
Minority interests' equity in subsidiary (income) loss .........................     38,618      (7,995)
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    Decrease in accounts and interest receivable ...............................      5,907
    Increase in real estate tax escrow and prepaid .............................    (26,105)    (25,887)
     expenses
    (Decrease) increase in accounts
      payable and accrued expenses .............................................     (7,990)     34,204
    Increase in due to affiliates ..............................................     15,037       2,776
    Decrease in rents received in advance ......................................       --        (3,507)
    Increase in tenant security deposits .......................................        117         921
                                                                                   --------    --------

Net cash provided by operating activities ......................................   $ 50,267    $ 44,771
                                                                                   ========    ========


                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PART I

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

The Partnership will continue until December 31, 2018, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 8.)

2.  Significant Accounting Policies

         A. Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiary Casabella Associates. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting. Refer to Note 4 regarding the termination of the Casabella Joint Venture.

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

         For the period ended March 31, 1998 and 1997, permanent impairment conditions did not exist at the Partnership's property.

         I.  New Accounting Standard

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





3.  Cash and cash equivalents

Cash and cash equivalents at March 31, 1998 and 1997 consisted of the following:

                                                          March 31, December 31,
                                                              1998       1997
       Cash on hand .....................................   $183,275   $167,044
       Money market accounts ............................     87,710     86,733
                                                            --------   --------
                                                            $270,985   $253,777
                                                            ========   ========

4.  Joint Venture and Property Acquisitions

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

At March 31, 1998, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively, to Casabella Associates. Of the total contributions, $3,845,154 was used to purchase the majority interest in the Casabella Joint Venture referred to in the second preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $280,930 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

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





 4.   Joint Venture and Property Acquisitions, continued

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

MAY 14, 1996 THROUGH MARCH 31, 1998:


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

As discussed in Note 8, the Casabella Associates entered into a Sales Agreement for Casabella. The estimated sales price is sufficient to cover the mortgage loan balance. However, there can be no assurance that the sale of the property will occur.

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

Accrued interest included in accrued expenses on the Balance Sheets of the Consolidated Financial Statements at March 31, 1998 and December 31, 1997, consisted of $25,727 and $25,727, respectively.

The principal balance of the mortgage note payable appearing on the consolidated balance sheets approximates the fair value of such note at March 31, 1998 and December 31, 1997.



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

7.  Related Party Transactions

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at March 31, 1998 and December 31, 1997 consisted of $20,407 and $5,370, respectively, of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

For the period ended March 31, 1998 and 1997, general and administrative expenses included $2,980 and $5,788, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During the three months ended March 31, 1998 and 1997, property management fees of $16,425 and $15,575, respectively were paid to Residential Services-L'Auberge, an affiliate of the General Partner. This represents 4% of the rental revenues.

8.  Asset Held for Sale

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. At March 31, 1998, the Partnership had cash and cash equivalents of $270,985 compared with $253,777 at December 31, 1997. The aggregate net increase of $17,208 in working capital reserves resulted primarily from cash provided by operations of $50,267, offset by principal payments on mortgage notes payable of $31,542 and $1,517 of prepaid expenses.

With regard to a balloon payment on the existing first mortgage debt on Casabella (see Note 5) which is due and payable in 1998, the General Partners anticipate repaying such loan utilizing a portion of the sales proceeds from the pending sale of the property. In the event that the pending sale is not consummated, the General Partners will seek to renegotiate the mortgage note with its existing lender or seek new sources of financing for the property. To date, the General Partners have neither sought to extend or renegotiate the existing mortgage debt nor have they sought new financing for the property and there can be no assurance that they would be successful in doing so. The General Partners believe that existing cash flow from the property will be sufficient to support a level of borrowing that is at least equal to amount outstanding as of March 31, 1998. If the general economic climate for real estate in the location of Casabella were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete a refinancing.

In the event that Casabella is not sold pursuant to the Purchase Agreement, the Partnership would continue to operate the property until a substitute sale could be negotiated and consummated. The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of Casabella. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivable, which may result from such sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with
Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1998 are adequate to meet the Partnership's operating cash needs in the coming year if the Partnership is required to continue to own and operate its property assuming the existing mortgage debt can be extended, renegotiated or refinanced.

Results of Operations

The Partnership's operating results for the year ended March 31, 1998 consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results (unaudited) appears below:

                                                                                  Casabella   Partnership  Consolidated
                                                                     Casabella    Associates       Level      Totals
Revenue ...........................................................   $ 411,717   $     579    $   1,909    $ 414,205

Expenses:
  General and administrative ......................................        --         1,325       27,553       28,878
  Operations ......................................................     167,905        --           --        167,905
  Depreciation and amortization ...................................       6,428        --           --          6,428
  Interest ........................................................     154,121        --           --        154,121

                                                                      ---------   ---------    ---------    ---------
                                                                        328,454       1,325       27,553      357,332
                                                                      ---------   ---------    ---------    ---------


Net loss before minority interest .................................      83,263        (746)     (25,644)      56,873

Minority Interests' share of
   net (income) loss ..............................................        --       (38,618)        --        (38,618)
                                                                      ---------   ---------    ---------    ---------


Net income (loss) .................................................   $  83,263   ($ 39,364)   ($ 25,644)   $  18,255
                                                                      =========   =========    =========    =========

The  Partnership's  operating  results for the three months ended March 31, 1997
consisted   of  interest   earned  on   short-term   investments,   general  and
administrative  expenses,  amortization  expense,  and its  share of the  income
(loss) from Casabella Associates and Casabella Joint Venture. A summary of these operating results (unaudited) appears below:

                                                                               Casabella  Partnership  Consolidated
                                                                   Casabella   Associates      Level       Totals
Revenue .......................................................   $ 387,829    $   2,847   $   3,075    $ 393,751

Expenses:
  General and administrative ..................................        --          1,543      16,411       17,954
  Operations ..................................................     182,671         --          --        182,671
  Depreciation and amortization ...............................      66,684         --          --         66,684
  Interest ....................................................     156,862         --          --        156,862
                                                                  ---------    ---------   ---------    ---------
                                                                    406,217        1,543      16,411      424,171
                                                                  ---------    ---------   ---------    ---------

Net loss before minority ......................................     (18,388)       1,304     (13,336)     (30,420)
interest

Minority Interests' share of
   net (income) loss ..........................................        --          7,995        --          7,995
                                                                  ---------    ---------   ---------    ---------

Net income (loss) .............................................   ($ 18,388)   $   9,299   ($ 13,336)   ($ 22,425)
                                                                  =========    =========   =========    =========

Comparison of March 31, 1998 and 1997 Operating Results

Partnership operations for the three months ended March 31, 1998 generated net income of $18,255 compared with a net loss of $22,425 for the corresponding period in 1997. Total revenue increased by $20,454 or 5%, primarily due to an increase of rental income as a result of higher occupancy levels throughout the year. Operating expenses decreased by $14,766 or 8%, primarily due to a reduction in maintenance personnel, resulting in lower salary expense of $10,624, and a reduction of advertising costs. General and administrative expenses increased by $10,924 or 91% due to the legal costs associated with the sales contract, as well as the preparation, printing and mailing of the consent solicitation sent to the Limited Partners for the dissolution of the Partnership.

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


                        Date: May 15, 1998