Form 10-Q
period 1998-06-30
DEVELOPMENT PARTNERS III
filed 1998-08-13
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

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

                          PART I. FINANCIAL INFORMATION




                                                   June 30,       Decebmer 30,
                                                     1998             1997
ASSETS

Assets held for sale/Property, at cost
  Land                                          $                     $2,976,101
                                                -
  Buildings and improvements                                           7,648,060
  Equipment, furnishings and fixtures                 -                1,122,596
                                                ---------------  ----------------

                                                                      11,746,757
  Less accumulated depreciation                       -              (2,228,967)
                                                ---------------  ----------------

                                                                       9,517,790

Cash and cash equivalents                            2,605,935           253,777
Accounts receivable                                     14,572             5,907
Real estate tax escrow and prepaid                    -                   25,821
expenses
Deposits                                              -                    1,950
Deferred expenses, net of accumulated
  amortization of $137,841 and $123,914               -                   13,927

                                                ===============  ================
         Total assets                               $2,620,507        $9,819,172
                                                ===============  ================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage note payable                           $         -           $6,766,437
Accounts payable and accrued expenses                   14,436           163,023
Due to affiliates (Note 7)                               4,697             5,370
Tenant security deposits                              -                   23,090
                                                ---------------  ----------------
         Total liabilities                              19,133         6,957,920


Minority Interest                                     -                1,196,756
General Partners' deficit                                (335)          (51,227)
Limited Partners' equity                             2,601,710         1,715,723
                                                ---------------  ----------------

        Total liabilities and                       $2,620,507        $9,819,172
partners' equity
                                                ===============  ================









                                                            (Unaudited)

                                                           -------------


                                                     Three months ended               Six months ended
                                                      June 30,                           June 30,
                                              1998             1997               1998             1997
                                              ----             ----               ----             ----
Revenue:
   Rental income                               $224,940          $374,129          $636,657          $387,829
   Interest Income                               27,660             5,027            30,148             5,922
   Gain on sale of property                   1,899,836             -             1,899,836             -
                                         ---------------  ----------------    --------------  ----------------
                                             $2,152,436          $379,156        $2,566,641          $393,751

Expenses:
   Operating Expenses                           100,980           169,001           268,885           182,748
   Interest                                     130,631           156,199           284,752           156,862
   Depreciation and amortization                  7,499            66,684            13,927            66,684
   General and administrative                    27,459            22,942            56,337            17,877
                                         ---------------  ----------------    --------------  ----------------
                                                266,569           414,826           623,901           424,171
                                         ---------------  ----------------    --------------  ----------------

Net loss before minority interest             1,885,867          (35,670)         1,942,740          (30,420)
Minority interests' equity in
  subsidiary net (income) loss                (972,132)             8,154       (1,010,750)             7,995
                                         ---------------  ----------------    --------------  ----------------

Net income (loss)                              $913,735         ($27,516)          $931,990         ($22,425)
                                         ===============  ================    ==============  ================

Net income (loss) allocated to:
  General Partners                              $73,099            ($224)           $50,892            ($224)

  Basic and diluted per unit of
Investor Limited
    Partner interest:
       7,401 Units issued                       $113.58            ($3.00)          $119.05            ($3.00)





                                                                Investor           Total
                                              General            Limited         Partners'
                                             Partners           Partners          Equity

Balance at December 31, 1996                     (47,185)         1,862,467         1,815,282

Cash distributions                                (2,896)          (33,304)          (36,200)

Net loss                                          (1,146)         (113,440)         (114,586)
                                          ----------------    --------------  ----------------

Balance at December 31, 1997                     (51,227)         1,720,612         1,664,496

Cash distributions                                      -           -                       -

Net income                                         50,892           881,098           931,990
                                          ----------------    --------------  ----------------

Balance at June 30, 1998                           ($335)        $2,601,710        $2,596,486
                                          ================    ==============  ================









                                                      (Unaudited)
                                                     -------------

                                                             Six months ended
                                                                 June 30,
                                                         1998               1997
                                                         ----               ----
Cash flows from operating activities:
  Interest received                                         $30,148            $5,922
  Cash received from rents                                  604,902           385,243
  Administrative expenses                                  (63,895)          (27,471)
  Rental operations expenses                              (359,673)         (162,062)
  Interest paid                                           (310,479)         (156,862)
                                                    ----------------    --------------

Net cash provided by operating activities                  (98,997)            44,771

Cash flows from investing activities:
  Capital Improvements                                    (121,076)          (42,695)
  Proceeds from sale of property                         11,538,703           -
                                                    ----------------    --------------

Net cash provided (used) by investing                    11,417,626          (42,695)
activities

Cash flows from financing activities:
  Distributions to partners                                    -             (33,305)
  Payments on mortgage note payable                     (6,766,437)          (28,801)
  Distributions paid to minority interest               (2,202,617)           -
  Cash paid for deposits                                      1,950           -
  Cash paid for prepaid expenses                                633           -
                                                    ----------------    --------------

Net cash provided (used) by financing                   (8,966,471)          (62,106)
activities
                                                    ----------------    --------------

Net increase (decrease) in cash and cash                  2,352,158          (60,030)
equivalents

Cash and cash equivalents at beginning of                   253,777           531,778
year
                                                    ----------------    --------------

Cash and cash equivalents at end of year                 $2,605,935          $471,748
                                                    ================    ==============



                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                   (Unaudited)
                                                   -------------




   Reconciliation of net loss to net cash provided by operating activities:

                                                            Six months ended
                                                                 June 30,
                                                        1998               1997
   Net income                                             $931,990         ($22,425)
   Adjustments to reconcile net income to
   net cash
     provided by operating activities:
   Depreciation and amortization                            13,927            66,684
   Minority interests' equity in subsidiary              1,010,750           (7,995)
   (income) loss
   Gain from sale of property                          (1,899,836)           -
   Change in assets and liabilities net of
   effects
     from investing and financing
   activities:
       Increase in accounts and interest                   (8,665)           -
   receivable
       Increase (decrease) in real estate                   25,188          (25,887)
   tax escrow
       (Decrease) increase in accounts
         payable and accrued expenses                    (148,587)            34,204
       Increase (decrease) in due to                         (674)             2,776
   affiliates
       Decrease in rents received in                             -           (3,507)
   advance
       Increase (decrease) in tenant security             (23,090)               921
   deposits
                                                   ----------------    --------------

   Net cash provided by operating                        ($98,997)           $44,771
   activities
                                                   ================    ==============

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

The Partnership will continue until December 31, 2018, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, or as otherwise provided in the Partnership Agreement. The Partnership has sold substantially all of the assets and is in its final liquidation. Once all Partnership obligations have been satisfied, the remaining Partnership funds are anticipated to be distributed to the Limited Partners. It is anticipated that the Partnership will be wound up by December 31, 1998.

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

         For the period ended June 30, 1998 and 1997, permanent impairment conditions did not exist at the Partnership's property.

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





3.  Cash and cash equivalents

Cash and cash equivalents at June 30, 1998 and 1997 consisted of the following:

                                                  June 30,         December 31,
                                                    1998               1997
           Cash on hand                             $54,162          $167,044
           Money market accounts                  2,551,773            86,733
                                                   --------           -------
                                                 $2,605,935          $253,777
                                                  =========           =======

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

At June 30, 1998, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively, to Casabella Associates. Of the total contributions, $3,845,154 was used to purchase the majority interest in the Casabella Joint Venture referred to in the second preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $280,930 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

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



 4.   Joint Venture and Property Acquisitions, continued

 In the case of certain capital transactions and distributions as defined in the Casabella joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balance in the individual partners' capital accounts.

MAY 14, 1996 THROUGH MAY 22, 1998:


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

On May 22, 1998, Casabella was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended. Casabella was sold to Casabella Condominium Ventures Limited Partnership, a limited partnership unaffiliated with the Partnership. The purchase price was $11,700,000, subject to certain customary adjustments and a $120,000 credit to the purchaser. The Partnership repaid mortgage financing in the approximate amount of $6,750,400 at closing utilizing a portion of proceeds from the sale. The net proceeds to Casabella Associates from the sale of Casabella were approximately $4,570,300 of which the Partnership's share is approximately $2,431,380.

5.  Mortgage Note Payable

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage note payable pertaining to Casabella in the original principal amount of $7,320,000. The original maturity date for this note was July 15, 1997. On July 10, 1997 the lender extended the terms of the mortgage note for a period of one year. Under the modification agreement, monthly principal and interest payments of $61,887 and a fixed interest rate of 9.125% remain unchanged. The terms of the agreement provide for a pre-payment penalty of 0.5% of the outstanding loan amount in the event the note is paid prior to 60 days before the note becomes due. As discussed in Note 4, the Partnership sold Casabella and the outstanding mortgage debt of $6,766,437 was paid. There was no prepayment penalty assessed since the debt was paid within 60 days of maturity.

Accrued interest included in accrued expenses on the Balance Sheets of the Consolidated Financial Statements at June 30, 1998 and December 31, 1997, consisted of $ -0- and $25,727, respectively.

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

Gain from the sale of properties is to be allocated as defined in the Partnership Agreement. The net proceeds on the sale of Casabella of $2.4 million were allocated as follows. The Limited Partners received 100% of the cash distribution from sale. The Partnership's share of the gain on sale of Casabella of $539,128 was allocated as follows. The General Partner received a gain on sale allocation of approximately $9,631 and the Limited Partners received a gain on sale allocation of approximately $529,497. These allocations were in accordance with the terms of the Partnership Agreement.

7.  Related Party Transactions

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at June 30, 1998 and December 31, 1997 consisted of $20,407 and $5,370, respectively, of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

For the period ended June 30, 1998 and 1997, general and administrative expenses included $5,004, and $12,651, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During the six months ended June 30, 1998 and 1997, property management fees of $25,471 and $30,400, respectively were paid to Residential Services-L'Auberge, an affiliate of the General Partner. This represents 4% of the rental revenues.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. At June 30, 1998, the Partnership had cash and cash equivalents of $2,605,935 compared with $253,777 at December 31, 1997. The aggregate net increase of $2,352,158 in working capital reserves resulted primarily from the sale proceeds of $11,538,703 offset by the mortgage payoff of $6,766,437, distributions of $2,202,617 to the minority interest relating to the sale proceeds, cash required for operations of $98,997 and $121,076 of fixed asset expenditures.

Subsequently, on August 14, 1998, the Partnership distributed the sale proceeds from Casabella to the limited partners. The total amount distributed was $2,412,726 or $326 per interest.

Results of Operations

The Partnership's operating results for the three months ended June 30, 1998, consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results appear below:

                                                           Casabella       Partnership  Consolidated
                                           Casabella      Associates          Level           Totals
Revenue                                     $228,566        $22,483         $1,551         $252,600
Gain on sale of property                   1,899,836                                      1,899,836

Expenses:
  General and administrative                -                    819        26,640            27,459
  Operations                                 100,980              -           -              100,980
  Depreciation and amortization                7,499              -           -                7,499
  Interest                                   130,631              -           -               130,631
                                     ----------------  ------------- --   ------------    ------------
                                             239,110             819        26,640            266,569
                                     ----------------  --------------- --------------   --------------
Net loss before minority                   1,889,292          21,664       (25,089)          1,885,867
interest

Minority Interests' share of
   net (income) loss                       (972,132)         -                -               (972,132)
                                     ----------------  -------------- --------------     --------------
Net income (loss)                           $917,160         $21,664      ($25,089)           $913,735
                                     ================  ==============   ============      =============


The  Partnership's  operating  results for the three months ended June 30, 1997,
consisted   of  interest   earned  on   short-term   investments,   general  and
administrative expenses, amortization expense and its share of the income (loss)
from Casabella  Associates and Casabella.  A summary of these operating  results appear below:

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
                                                =========== ============= ===============  ================

The  Partnership's  operating  results  for the six months  ended June 30,  1998
consisted   of  interest   earned  on   short-term   investments,   general  and
administrative expenses, amortization expense and its share of the income (loss)
from Casabella  Associates and Casabella.  A summary of these operating  results
(unaudited) appears below:
                                                                Casabella       Partnership  Consolidated
                                           Casabella           Associates          Level           Totals
Revenue                                     $640,283              $23,062         $3,460       $  666,805
Gain on sale of property                   1,899,836                                            1,899,836


Expenses:
  General and administrative                -                       2,144         54,193           56,337
  Operations                                 268,885           -                 -                268,885
  Depreciation and amortization               13,927           -                 -                 13,927
  Interest                                   284,752           -                 -                284,752
                                     ----------------  ------------------- --------------   --------------
                                             567,564                2,144         54,193          623,901
                                     ----------------  ------------------- --------------   --------------

Net loss before minority                   1,972,555               20,918       (50,733)        1,942,740
interest

Minority Interests' share of
   net (income) loss                        -                 (1,010,750)        -            (1,010,750)
                                     ----------------  ------------------- --------------   --------------

Net income (loss)                         $1,972,555         ($1,156,082)      ($50,733)         $931,990
                                     ================  =================== ==============   ==============

The  Partnership's  operating  results  for the six months  ended June 30,  1997
consisted   of  interest   earned  on   short-term   investments,   general  and
administrative  expenses,  amortization  expense,  and its  share of the  income
(loss) from Casabella Associates and Casabella Joint Venture. A summary of these operating results (unaudited) appears below:

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
                                               =========== ============== ===============  ================



Comparison of 1998 and 1997 Operating Results

Partnership operations for the six months ended June 30, 1998 generated net income of $931,990 compared with a net loss of $49,941 for the corresponding period in 1997. The gain on the sale of Casabella was $1,899,836 offset by the minority interest's share of $1,010,750. Operating revenue decreased by $106,102 or 14%, primarily due to the fact that Casabella was sold on May 22, 1998, thus only a portion of the quarter is reflected. Likewise, the operating expenses decreased by $82,864 or 24% due to the sale of the property. General and administrative expenses increased by $15,518 or 38% primarily due to the legal costs associated with the sales contract, as well as the consent solicitation sent to the Limited Partners for the dissolution of the Partnership.

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


ITEM 1.  Legal Proceedings
          Response:  None

ITEM 2.  Changes in Securities
          Response:  None

ITEM 3.  Defaults Upon Senior Securities
          Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
          Response:  None

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K
          Response: :  The Partnership reported the sale of Casabella on
                         Form 8-K filed on June 4, 1998.



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


                           Date:   August 14, 1998