Form 10-Q
period 1998-09-30
DEVELOPMENT PARTNERS III
filed 1998-11-12
CIK 841239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly period Ended September 30, 1998

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
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                                         September 30,        Decebmer 30,
                                                                              1998               1997
ASSETS

Assets held for sale/Property, at cost
  Land                                                                  $      -                 $2,976,101
  Buildings and improvements                                                                      7,648,060
  Equipment, furnishings and fixtures                                          -                  1,122,596
                                                                        -----------------   ----------------

                                                                                                 11,746,757
  Less accumulated depreciation                                                -                (2,228,967)
                                                                        -----------------   ----------------

                                                                                                  9,517,790

Cash and cash equivalents                                                        214,974            253,777
Accounts receivable                                                                  253              5,907
Real estate tax escrow and prepaid                                             -                     25,821
expenses
Deposits                                                                       -                      1,950
Deferred expenses, net of accumulated
  amortization of $137,841 and $123,914                                        -                     13,927

                                                                        =================   ================
         Total assets                                                           $215,227         $9,819,172
                                                                        =================   ================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage note payable                                                   $      -                 $6,766,437
Accounts payable and accrued expenses                                             19,581            163,023
Due to affiliates (Note 7)                                                         3,409              5,370
Tenant security deposits                                                       -                     23,090
                                                                        -----------------   ----------------
         Total liabilities                                                        22,990          6,957,920


Minority Interest                                                              -                  1,196,756
General Partners' deficit                                                          (335)           (51,227)
Limited Partners' equity                                                         192,573          1,715,723
                                                                        -----------------   ----------------

        Total liabilities and partners'                                         $215,227         $9,819,172
equity
                                                                        =================   ================








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  -------------


                                                                     Three months ended                  Nine months ended
                                                                        September 30,                       September 30,
                                                                     1998             1997               1998             1997
                                                                     ----             ----               ----             ----
Revenue:
   Rental income                                                $           -           $346,078          $636,685        $1,108,036
   Interest Income                                                      16,353             3,920            46,473            14,869
   Gain on sale of property                                                                -             1,899,836             -
                                                                ---------------  ---------------    --------------  ----------------
                                                                       $16,353          $349,998        $2,582,994        $1,122,905

Expenses:
   Operating Expenses                                                    -               191,496           268,885           543,245
   Interest                                                              -               158,022           284,752           471,083
   Depreciation and amortization                                         -                63,383            13,927           196,751
   General and administrative                                           12,764            14,650            69,101            55,469
                                                                ---------------  ---------------    --------------  ----------------
                                                                        12,764           427,551           636,665         1,266,548
                                                                ---------------  ---------------    --------------  ----------------

Net loss before minority interest                                        3,589          (77,553)         1,946,329         (143,643)
Minority interests' equity in
  subsidiary net (income) loss                                                            31,153       (1,010,750)            47,302
                                                                ---------------  ---------------    --------------  ----------------

Net income (loss)                                                       $3,589         ($46,400)          $935,579         ($96,341)
                                                                ===============  ===============    ==============  ================

Net income (loss) allocated to:
  General Partners                                                        $287            ($464)           $50,892            ($963)

  Basic and diluted per unit of
Investor Limited
    Partner interest:
       7,401 Units issued                                                $0.45           ($6.21)           $119.54          ($12.89)











                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                   (Unaudited)
                                 -------------
                                                                                                        Investor           Total
                                                                                     General            Limited         Partners'
                                                                                    Partners           Partners          Equity

Balance at December 31, 1996                                                           ($47,185)        $1,862,467        $1,815,282

Cash distributions                                                                       (2,896)          (33,304)          (36,200)

Net loss                                                                                 (1,146)         (113,440)         (114,586)
                                                                                ----------------    --------------  ----------------

Balance at December 31, 1997                                                            (51,227)         1,720,612         1,664,496

Cash distributions                                                                      -              (2,412,726)       (2,412,726)

Net income                                                                                50,892           884,687           935,579
                                                                                ----------------    --------------  ----------------

Balance at September 30, 1998                                                             ($335)          $192,573          $187,349
                                                                                ================    ==============  ================










                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                   (Unaudited)
                                 -------------

                                                                                           Nine months
                                                                                              ended
                                                                                           September 30,
                                                                                      1998              1997
                                                                                      ----              ----
Cash flows from operating activities:
  Interest received                                                                      $46,473          $14,869
  Cash received from rents                                                               619,249        1,102,383
  Administrative expenses                                                               (72,802)         (64,480)
  Rental operations expenses                                                           (359,673)        (560,748)
  Interest paid                                                                        (310,479)        (471,083)
                                                                                -----------------   --------------

Net cash provided by operating activities                                               (77,232)           20,941

Cash flows from investing activities:
  Capital Improvements                                                                 (121,076)         (90,360)
  Proceeds from sale of property                                                      11,538,703          -
                                                                                -----------------   --------------

Net cash provided (used) by investing activities                                      11,417,626         (90,360)

Cash flows from financing activities:
  Distributions to partners                                                          (2,412,726)         (33,305)
  Payments on mortgage note payable                                                  (6,766,437)         (88,403)
  Distributions paid to minority interest                                            (2,202,617)          -
  Cash paid for deposits                                                                   1,950          -
  Cash paid for prepaid expenses                                                             633            (663)
                                                                                -----------------   --------------

Net cash provided (used) by financing activities                                    (11,379,197)        (122,371)
                                                                                -----------------   --------------

Net increase (decrease) in cash and cash equivalents                                    (38,803)        (191,790)

Cash and cash equivalents at beginning of year                                           253,777          531,778
                                                                                -----------------   --------------

Cash and cash equivalents at end of year                                                $214,974         $339,989
                                                                                =================   ==============








                            DEVELOPMENT PARTNERS III
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                   (Unaudited)
                                  -------------


Reconciliation of net loss to net cash provided by operating activities:                 Nine months ended
                                                                                            September 30,
                                                                                      1998               1997
                                                                                      ----               ----
Net income                                                                              $935,579      ($96,341)
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                             13,927       196,751
Minority interests' equity in subsidiary (income) loss                                 1,010,750       (47,302)
Gain from sale of property                                                           (1,899,836)          -
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    Decrease in accounts and interest receivable                                           5,654          -
    Increase (decrease) in real estate tax escrow                                         25,188       (24,266)
    Decrease in accounts payable and accrued expenses                                   (143,442)          (102)
    Decrease in due to affiliates                                                         (1,962)        (2,146)
    Decrease in rents received in advance                                                     -         (3,507)
    Decrease in tenant security deposits                                                 (23,090)        (2,146)
                                                                                -----------------   ---------------

Net cash provided by operating activities                                              ($77,232)        $20,941
                                                                                =================   ===============


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

The Partnership will continue until December 31, 2018, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, or as otherwise provided in the Partnership Agreement. The Partnership has sold substantially all of the assets and is in its final liquidation. Once all Partnership obligations have been satisfied, the remaining Partnership funds are anticipated to be distributed to the Limited Partners. It is anticipated that the Partnership will be wound up in the first quarter of 1999.

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

         For the period ended September 1998 and 1997, permanent impairment conditions did not exist at the Partnership's property.

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





3.  Cash and cash equivalents

Cash and cash equivalents at September 30, 1998 and 1997 consisted of the following:

                                                September 30,       December 31,
                                                      1998             1997
            Cash on hand                            $214,974          $167,044
            Money market accounts                      _                86,733
                                                    --------           -------
                                                    $214,974          $253,777
                                                     =======           =======

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

At September 30, 1998, the Partnership, DPI and DPII had contributed $2,500,000, $400,000 and $1,800,000, respectively, to Casabella Associates. Of the total contributions, $3,845,154 was used to purchase the majority interest in the Casabella Joint Venture referred to in the second preceding paragraph and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, the Partnership, DPI and DPII collectively incurred $280,930 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

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

Accrued interest included in accrued expenses on the Balance Sheets of the Consolidated Financial Statements at September 30, 1998 and December 31, 1997, consisted of $ -0- and $25,727, respectively.

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

Gain from the sale of properties is to be allocated as defined in the Partnership Agreement. The net proceeds on the sale of Casabella of $2.4 million were allocated as follows. The Limited Partners received 100% of the cash distribution from sale. The Partnership's share of the gain on sale of Casabella of $932,908 was allocated as follows. The General Partner received a gain on sale allocation of approximately $51,120 and the Limited Partners received a gain on sale allocation of approximately $881,788. These allocations were in accordance with the terms of the Partnership Agreement.

7.  Related Party Transactions

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at September 30, 1998 and December 31, 1997 consisted of $3,409 and $5,370, respectively, of reimbursable costs payable to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

For the period ended September 30, 1998 and 1997, general and administrative expenses included $7376, and $15,560, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle.

During the nine months ended September 30, 1998 and 1997, property management fees of $25,471 and $43,810, respectively were paid to Residential Services-L'Auberge, an affiliate of the General Partner. This represents 4% of the rental revenues.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. These reserves provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to Casabella. At September 30, 1998, the Partnership had cash and cash equivalents of $214,974 compared with $253,777 at December 31, 1997. The aggregate net increase of $38,803 in working capital reserves resulted primarily from the sale proceeds of $11,538,703 offset by the mortgage payoff of $6,766,437, distributions to the partners of $2,412,726, distributions of $2,202,617 to the minority interest relating to the sale proceeds, cash required for operations of $77,232 and $121,076 of fixed asset expenditures.

Results of Operations

The Partnership's operating results for the three months ended September 30, 1998, consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results appear below:


                                                           Partnership      Consolidated
                                                                 Level            Totals
Revenue                                                        $16,353           $16,353

Expenses:
  General and administrative                                    12,764            12,764
  Operations                                                     -                  -
  Depreciation and amortization                                  -                  -
  Interest                                                       -                  -
                                                      -----------------   ---------------
                                                                12,764            12,764
                                                      -----------------   ---------------

Net loss before minority interest                                3,589             3,589

Minority Interests' share of
   net (income) loss                                         -                  -
                                                      -----------------   ---------------

Net income (loss)                                               $3,589            $3,589
                                                      =================   ===============

The Partnership's operating results for the three months ended September 30, 1997, consisted of interest earned on short-term investments, general and administrative expenses, amortization expense and its share of the income (loss) from Casabella Associates and Casabella. A summary of these operating results appear below:

                                                            Casabella        Partnership    Consolidated
                                           Casabella       Associates            Level            Totals
Revenue                                     $346,078           $1,713           $2,207          $349,998

Expenses:
  General and administrative                                    1,456           13,194            14,650
  Operations                                 191,496                                             191,496
  Depreciation and amortization               63,383                                              63,383
  Interest                                   158,022                                             158,022
                                         ------------  --------------- ----------------  ----------------
                                             412,901            1,456           13,194           427,551
                                         ------------  --------------- ----------------  ----------------

Net loss before minority interest           (66,823)              257         (10,987)          (77,553)

Minority Interests' share of
   net (income) loss                                           31,153                             31,153
                                         ------------  --------------- ----------------  ----------------

Net income (loss)                          ($66,823)          $31,410        ($10,987)         ($46,400)
                                         ============  =============== ================  ================
The Partnership's operating results for the nine months ended September 30, 1998
consisted   of  interest   earned  on   short-term   investments,   general  and
administrative expenses, amortization expense and its share of the income (loss)
from Casabella  Associates and Casabella.  A summary of these operating  results
(unaudited) appears below:

                                                          Casabella        Partnership     Consolidated
                                            Casabella      Associates             Level            Totals
Revenue                                      $640,283         $23,062           $19,813          $683,158
Gain on sale of property                    1,899,836                                          $1,899,836
Expenses:
  General and administrative                -                   2,144            66,957            69,101
  Operations                                  268,885        -                 -                  268,885
  Depreciation and amortization                13,927        -                 -                   13,927
  Interest                                    284,752        -                 -                  284,752
                                     ----------------- ---------------  ----------------    --------------
                                              567,564           2,144            66,957           636,665
                                     ----------------- ---------------  ----------------    --------------

Net loss before minority interest           1,972,555          20,918          (47,144)         1,946,329

Minority Interests' share of
   net (income) loss                        -             (1,010,750)          -              (1,010,750)
                                     ----------------- ---------------  ----------------    --------------

Net income (loss)                          $1,972,555      ($989,832)         ($47,144)          $935,579
                                     ================= ===============  ================    ==============

The Partnership's operating results for the nine months ended September 30, 1997
consisted   of  interest   earned  on   short-term   investments,   general  and
administrative  expenses,  amortization  expense,  and its  share of the  income
(loss) from Casabella Associates and Casabella Joint Venture. A summary of these operating results (unaudited) appears below:

                                                            Casabella      Partnership      Consolidated
                                           Casabella       Associates            Level            Totals
Revenue                                   $1,108,036           $7,333           $7,536        $1,122,905

Expenses:
  General and administrative                                    5,441           50,105            55,546
  Operations                                 543,168                                             543,168
  Depreciation and amortization              196,751                                             196,751
  Interest                                   471,083                                             471,083
                                         ------------  --------------- ----------------  ----------------
                                           1,211,002            5,441           50,105         1,266,548
                                         ------------  --------------- ----------------  ----------------

Net loss before minority interest          (102,966)            1,892         (42,569)         (143,643)

Minority Interests' share of
   net (income) loss                                           47,302                             47,302
                                         ------------  --------------- ----------------  ----------------

Net income (loss)                         ($102,966)          $49,194        ($42,569)         ($96,341)
                                         ============  =============== ================  ================


Comparison of 1998 and 1997 Operating Results

Partnership operations for the nine months ended September 30, 1998 generated net income of $935,579 compared with a net loss of $96,341 for the corresponding period in 1997. The gain on the sale of Casabella was $1,899,836 offset by the minority interest's share of $1,010,750. Operating revenue decreased by $439,747 or 39%, primarily due to the fact that Casabella was sold on May 22, 1998, thus only a portion of the year is reflected. Likewise, the operating expenses decreased by $274,283 or 50% due to the sale of the property. General and administrative expenses increased by $13,555 or 24% primarily due to the legal costs associated with the sales contract, as well as the consent solicitation sent to the Limited Partners for the dissolution of the Partnership.

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


                             Date: November 13, 1998